Form 10-Q
period 1995-03-31
REAL ESTATE ASSOCIATES LTD V
filed 1995-05-18
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED MARCH 31, 1995

                         COMMISSION FILE NUMBER 2-77645

                        REAL ESTATE ASSOCIATES LIMITED V

                        A CALIFORNIA LIMITED PARTNERSHIP

                 I.R.S. EMPLOYER IDENTIFICATION NO. 95-3768810

                         9090 Wilshire Blvd., Suite 201
                          Beverly Hills, Calif.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191

                       Securities Registered Pursuant to
                       Section 12(b) or 12(g) of the Act

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ---       ---

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995




PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

              Balance Sheets, March 31, 1995 and December 31, 1994    . . . . . . . . . . . . . . . . . . .  1

              Statements of Operations,
                    Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . .  2

              Statement of Partners' Equity,
                    Three Months Ended March 31, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .  3

              Statements of Cash Flows,
                    Three Months Ended March 31, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Item 2.  Management's Analysis and Discussion of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1995 AND DECEMBER 31, 1994


                                     ASSETS

                                                                               1995                   1994
                                                                            (Unaudited)             (Audited)
                                                                            -----------            -----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                          $  883,271            $  884,383

CASH AND CASH EQUIVALENTS                                                     1,838,374             1,708,014
                                                                             ----------            ----------

   TOTAL ASSETS                                                              $2,721,645            $2,592,397
                                                                             ==========            ==========



                                           LIABILITIES AND PARTNERS' EQUITY

ACCOUNTS PAYABLE                                                             $   39,796            $   32,150

PARTNERS' EQUITY                                                              2,681,849             2,560,247
                                                                             ----------            ----------

   TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $2,721,645            $2,592,397
                                                                             ==========            ==========





      The accompanying notes are an integral part of these balance sheets.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)


                                                              Three months         Three months
                                                                 ended                 ended
                                                             March 31, 1995       March 31, 1994
                                                             --------------       --------------
INTEREST INCOME                                               $   12,821              $   8,536
                                                              ----------              ---------

OPERATING EXPENSES
  Management fees                                                 63,612                 63,612
  General and administrative                                      36,024                 41,957
                                                              ----------              ---------

    Total operating expenses                                      99,636                105,569
                                                              ----------              ---------

LOSS FROM OPERATIONS                                             (86,815)               (97,033)

DISTRIBUTIONS RECOGNIZED AS INCOME                                83,417                 26,856

EQUITY IN INCOME OF LIMITED PARTNERSHIPS
  AND AMORTIZATION OF ACQUISITION COSTS                          125,000                 65,400
                                                              ----------              ---------

NET INCOME (LOSS)                                             $  121,602              $  (4,777)
                                                              ==========              =========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         STATEMENT OF PARTNERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1995


                                  (Unaudited)


                                                        General              Limited
                                                       Partners              Partners               Total
                                                      -----------           ----------           ----------
EQUITY (DEFICIENCY),
 at January 1, 1995                                      $(131,744)          $2,691,991           $2,560,247

Net income for three months
  ended March 31, 1995                                       1,216              120,386              121,602
                                                        ----------          -----------          -----------

EQUITY (DEFICIENCY),
 at March 31, 1995                                       $(130,528)          $2,812,377           $2,681,849
                                                         =========           ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                  1994
                                                                         ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $  121,602             $   (4,777)
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in income of limited partnerships                            (126,900)               (67,300)
        Amortization of acquisition costs                                      1,900                  1,900
        Increase in accounts payable                                           7,646                 15,290
                                                                          ----------             ----------

            Net cash provided by (used in) operating activities                4,248                (54,887)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
      recognized as a return of capital                                      126,112                  8,255
                                                                          ----------             ----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                               130,360                (46,632)

CASH AND CASH EQUIVALENTS, beginning of period                             1,708,014              1,596,174
                                                                          ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                  $1,838,374             $1,549,542
                                                                          ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 1 - SUMMARY OF SIGNIIFICANT ACCOUNTING POLICIES

    GENERAL

    The information contained in the following notes to the financial statements is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report for the year ended December 31, 1994 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations and changes in cash flows for the three months then ended.

    METHOD OF ACCCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

    The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment balance.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and bank certificates of deposit.

    INCOME TAXES

    No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

    The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at December 31, 1994. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

    The Partnership, as a limited partner, is entitled to 75 percent to 99 percent of the profits and losses in these limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

    Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

    The following is a summary of the investment in limited partnerships:

       Balance, beginning of period                                                       $  884,383
       Cash distributions recognized as a return of capital                                 (126,112)
       Amortization of acquisition costs                                                      (1,900)
       Equity in income of limited partnerships                                              126,900
                                                                                          ----------

       Balance, end of period                                                             $  883,271
                                                                                          ==========

       Selected estimated operating information of the limited partnerships in which the Partnership has invested is as follows:

                                                                        Three months         Three months
                                                                           ended                ended
                                                                       March 31, 1995       March 31, 1994
                                                                       --------------       --------------
      REVENUES
         Rental income                                                   $3,200,000            $3,047,000

      EXPENSES
         Depreciation                                                       530,000               487,000
         Interest                                                         1,398,000             1,465,000
         Operating                                                        1,310,000             1,224,000
                                                                         ----------            ----------

                                                                          3,238,000             3,176,000
                                                                         ----------            ----------

         Net loss                                                        $  (38,000)           $ (129,000)
                                                                         ==========            ==========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to the general partner for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $63,600 for the three months ended March 31, 1995 and 1994.

      The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $4,455 has been paid and included in the Partnership's operating expenses.

NOTE 4 - CONTINGENCIES

      The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partners, the claims will not result in any material liability to the Partnership.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.    MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's primary source of funds is the proceeds from the public offering. Other sources include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

    RESULTS OF OPERATIONS

    The Partnership was formed to provide various benefits to its partners as discussed in Item 1 of the annual 10-K report. It is anticipated that the local limited partnerships in which REAL V has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

    Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

    The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. At March 31, 1995, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1994, 1993 and 1992 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

    Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

    Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships primarily owning government assisted projects. Available cash is invested in these funds earning interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

    Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


ITEM 2.    MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    RESULTS OF OPERATIONS (CONTINUED)

    A recurring partnership expense is the annual management fee. The fee is payable to the corporate general partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

    Operating expenses exclusive of management fees and interest consist substantially of professional fees for services rendered to the Partnership and recurring general and administrative expenses.

    The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of March 31, 1995, REAL V's corporate general partner was a plaintiff or defendant in several suits. None of these suits were related to REAL V.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No exhibits are required per the provision of item 7 of regulation
S-K.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1995


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 REAL ESTATE ASSOCIATES LIMITED V
                                 (a California limited partnership)


                                 By:    National Partnership Investments Corp.
                                                General Partner


                                 Date:              5/17/95
                                       -------------------------------------


                                 By:    /s/ BRUCE E. NELSON
                                       -------------------------------------
                                       Bruce E. Nelson
                                       President



                                 Date:            5/17/95
                                       -------------------------------------


                                 By:    /s/ SHAWN HORWITZ
                                       -------------------------------------
                                       Shawn Horwitz
                                       Executive Vice President and
                                       Chief Financial Officer