Form 10-Q
period 1995-06-30
REAL ESTATE ASSOCIATES LTD V
filed 1995-08-21
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


 Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                        FOR QUARTER ENDED JUNE 30, 1995

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1995







PART I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements

              Balance Sheets, June 30, 1995 and December 31, 1994   . . . . . . . . . . . . . . . . . . . .  1

              Statements of Operations,
                    Six and Three Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . .  2

              Statement of Partners' Equity,
                    Six Months Ended June 30, 1995    . . . . . . . . . . . . . . . . . . . . . . . . . . .  3

              Statements of Cash Flows,
                    Six Months Ended June 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Item 2.  Management's Analysis and Discussion of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  8


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      JUNE 30, 1995 AND DECEMBER 31, 1994


                                     ASSETS

                                                                               1995                   1994
                                                                            (Unaudited)             (Audited)
                                                                            -----------            -----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                          $1,002,307            $  884,383

CASH AND CASH EQUIVALENTS                                                     1,888,445             1,708,014
                                                                             ----------            ----------

   TOTAL ASSETS                                                              $2,890,752            $2,592,397
                                                                             ==========            ==========



                      LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

   ACCOUNTS PAYABLE                                                          $   28,535            $   32,150



PARTNERS' EQUITY                                                              2,862,217             2,560,247
                                                                             ----------            ----------

   TOTAL LIABILITIES AND PARTNERS' EQUITY                                    $2,890,752            $2,592,397
                                                                             ==========            ==========





      The accompanying notes are an integral part of these balance sheets.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)


                                      Six months              Three months          Six months         Three months
                                         ended                   ended                 ended               ended
                                     June 30, 1995           June 30, 1995         June 30, 1994       June 30, 1994
                                     -------------           -------------         -------------       -------------
INTEREST INCOME                        $  27,597                $ 14,776             $  18,761            $ 10,225
                                       ---------                --------             ---------            --------

OPERATING EXPENSES
  Management fees-general partner        127,224                  63,612               127,224              63,612
  General and administrative              56,408                  20,384                62,375              20,418
                                       ---------                --------             ---------            --------

    Total operating expenses             183,632                  83,996               189,599              84,030
                                       ---------                --------             ---------            --------

LOSS FROM OPERATIONS                    (156,035)                (69,220)             (170,838)            (73,805)

DISTRIBUTIONS RECOGNIZED
  AS INCOME                              208,005                 124,588               190,651             163,795

EQUITY IN INCOME OF LIMITED
  PARTNERSHIPS AND AMORTI-
  ZATION OF ACQUISITION COSTS            250,000                 125,000               130,800              65,400
                                       ---------                --------             ---------            --------

NET INCOME                             $ 301,970                $180,368             $ 150,613            $155,390
                                       =========                ========             =========            ========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1995


                                  (Unaudited)


                                                        General              Limited
                                                       Partners              Partners               Total
                                                      -----------           ----------           ----------
PARTNERSHIP INTERESTS
  June 30, 1995                                                                   7,808
                                                                             ==========

EQUITY (DEFICIENCY),
  at January 1, 1995                                   $(131,744)            $2,691,991           $2,560,247

Net income for six months
  ended June 30, 1995                                      3,020                298,950              301,970
                                                       ---------             ----------           ----------

EQUITY (DEFICIENCY),
  at June 30, 1995                                     $(128,724)            $2,990,941           $2,862,217
                                                       =========             ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                  (Unaudited)

                                                                             1995                   1994
                                                                          ----------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  301,970             $  150,613
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in income of limited partnerships                            (253,800)              (134,600)
        Amortization of acquisition costs                                      3,800                  3,800
        Decrease in accounts payable                                          (3,615)                  (518)
                                                                          ----------             ----------

            Net cash provided by (used in) operating activities               48,355                 19,295

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships
      recognized as a return of capital                                      132,076                 79,079
                                                                          ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    180,431                 98,374

CASH AND CASH EQUIVALENTS,
   beginning of period                                                     1,708,014              1,596,174
                                                                          ----------             ----------

CASH AND CASH EQUIVALENTS,
   end of period                                                          $1,888,445             $1,694,548
                                                                          ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 1 - SUMMARY OF SIGNIIFICANT ACCOUNTING POLICIES

    GENERAL

    The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1994 prepared by Real Estate Associates Limited V (the "Partnership"). National Partnership Investments Corp. ("NAPICO") is the corporate general partner of the Partnership. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations and changes in cash flows for the six months then ended.

    METHOD OF ACCCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

    The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment balance.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

    INCOME TAXES

    No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

    The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at June 30, 1995. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

    The Partnership, as a limited partner, is entitled to 75 percent to 99 percent of the profits and losses in these limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1995


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

    The following is a summary of the investment in limited partnerships:

       Balance, beginning of period                                                       $  884,383
       Cash distributions recognized as a return of capital                                 (132,076)
       Amortization of acquisition costs                                                      (3,800)
       Equity in income of limited partnerships                                              253,800
                                                                                          ----------
       Balance, end of period                                                             $1,002,307
                                                                                          ==========

       The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:


                             Six months           Three months           Six months          Three months
                                ended                 ended                ended                ended
                            June 30, 1995         June 30, 1995        June 30, 1994        June 30, 1994
                            -------------         -------------        -------------        -------------
      REVENUES
         Rental income        $6,400,000           $3,200,000            $6,094,000            $3,047,000

      EXPENSES
         Depreciation          1,060,000              530,000               974,000               487,000
         Interest              2,796,000            1,398,000             2,930,000             1,465,000
         Operating             2,620,000            1,310,000             2,448,000             1,224,000
                              ----------           ----------            ----------            ----------

                               6,476,000            3,238,000             6,352,000             3,176,000
                              ----------           ----------            ----------            ----------

         Net loss             $  (76,000)          $  (38,000)           $ (258,000)           $ (129,000)
                              ==========           ==========            ==========            ==========


      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1995


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to the general partner for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $127,224 for the six months ended June 30, 1995 and 1994.

      The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $8,910 has been paid and included in the Partnership's operating expenses.

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

                                 JUNE 30, 1995


ITEM 2.    MANAGEMENT'S ANALYSIS AND DISCUSSION OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    LIQUIDITY AND CAPITAL RESOURCES

    The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

    RESULTS OF OPERATIONS

    Partnership revenues consist primarily of interest income earned on certificates of deposit and other temporary investment of funds not required for investment in local partnerships.

    Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner.

    The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. At June 30, 1995, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1995 over 1994 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The corporate general partner is a plaintiff or defendant in several lawsuits. None of these are related to REAL V.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

    (a)    No exhibits are required per the provision of item 7 of regulation
           S-K.

                         REAL ESTATE ASSOCIATES LIMITED V
                        (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1995


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




                               REAL ESTATE ASSOCIATES LIMITED V
                               (a California limited partnership)


                               By: National Partnership Investments Corp. General Partner


                               Date:
                                      -------------------------------------



                               By:
                                      -------------------------------------
                                      Bruce Nelson
                                      President



                               Date:
                                      -------------------------------------



                               By:
                                      -------------------------------------
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer