Form 10-Q
period 1995-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1995-11-17
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1995

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


                              Yes  X     No
                                 -----     -----

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995





PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

            Balance Sheets, September 30, 1995 and December 31, 1994  . . . . . . . . . . . . . . . . . . . . . . . .       1

            Statements of Operations,
                   Nine and Three Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .       2

            Statement of Partners' Equity,
                   Nine Months Ended September 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

            Statements of Cash Flows,
                   Nine Months Ended September 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . .       4

            Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

      Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8


PART II.    OTHER INFORMATION

      Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994



                                                 ASSETS

                                                                         1995                  1994
                                                                      (Unaudited)            (Audited)
                                                                      -----------            ----------
INVESTMENTS IN LIMITED PARTNERSHIPS                                    $1,127,307            $  884,383
CASH AND CASH EQUIVALENTS                                               1,833,603             1,708,014
                                                                       ----------            ----------
      TOTAL ASSETS                                                     $2,960,910            $2,592,397
                                                                       ==========            ==========

                                       LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
      ACCOUNTS PAYABLE                                                 $   23,070            $   32,150
PARTNERS' EQUITY                                                        2,937,840             2,560,247
                                                                       ----------            ----------
      TOTAL LIABILITIES AND PARTNERS' EQUITY                           $2,960,910            $2,592,397
                                                                       ==========            ==========





      The accompanying notes are an integral part of these balance sheets.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)


                                                     Nine months             Three months         Nine months         Three months
                                                        ended                   ended                ended                ended
                                                   Sept. 30, 1995           Sept. 30, 1995       Sept. 30, 1994      Sept. 30, 1994
                                                   --------------           --------------       --------------      --------------
INTEREST INCOME                                       $ 44,036                 $ 16,437             $  32,072           $  13,311
                                                     ---------                 --------             ---------           ---------
OPERATING EXPENSES
     Management fees-general partner                   190,836                   63,612               190,836              63,612
     General and administrative                         70,612                   14,204                75,006              12,631
                                                     ---------                 --------             ---------           ---------
         Total operating expenses                      261,448                   77,816               265,842              76,243
                                                     ---------                 --------             ---------           ---------
LOSS FROM OPERATIONS                                  (217,412)                 (61,379)             (233,770)            (62,932)
DISTRIBUTIONS RECOGNIZED
     AS INCOME                                         220,005                   12,000               206,651              16,000

EQUITY IN INCOME OF LIMITED
     PARTNERSHIPS AND AMORTI-
     ZATION OF ACQUISITION COSTS                       375,000                  125,000               196,200              65,400
                                                     ---------                 --------             ---------           ---------
NET INCOME                                           $ 377,593                 $ 75,621             $ 169,081           $  18,468
                                                     =========                 ========             =========           =========
NET INCOME PER LIMITED
     PARTNERSHIP INTEREST                            $      48                 $     10             $      22           $       2
                                                     =========                 ========             =========           =========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1995


                                  (Unaudited)


                                                       General             Limited
                                                      Partners             Partners               Total
                                                      ---------           ----------           ----------
PARTNERSHIP INTERESTS
      September 30, 1995                                                       7,808
                                                                          ==========
EQUITY (DEFICIENCY),
       at January 1, 1995                             $(131,744)          $2,691,991           $2,560,247
Net income for nine months
      ended September 30, 1995                            3,776              373,817              377,593
                                                      ---------           ----------           ----------
EQUITY (DEFICIENCY),
      at September 30, 1995                           $(127,968)          $3,065,808           $2,937,840
                                                      =========           ==========           ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                  (Unaudited)

                                                                                              1995                  1994
                                                                                           ----------            -----------
111111111
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                           $  377,593             $  169,081
      Adjustments to reconcile net income to net cash
           used in operating activities:
                 Equity in income of limited partnerships                                    (380,700)              (201,900)
                 Amortization of acquisition costs                                              5,700                  5,700
                 (Decrease) increase in accounts payable                                       (9,080)                 1,043
                                                                                           ----------             ----------

                 Net cash used in operating activities                                         (6,487)               (26,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships
           recognized as a return of capital                                                  132,076                168,223
                                                                                           ----------             ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     125,589                142,147

CASH AND CASH EQUIVALENTS, beginning of period                                              1,708,014              1,596,174
                                                                                           ----------             ----------

CASH AND CASH EQUIVALENTS, end of period                                                   $1,833,603             $1,738,321
                                                                                           ==========             ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three and nine months ended and changes in cash flows for the nine months then ended.

         The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership.

         METHOD OF ACCCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

         The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment balance.

         NET INCOME PER LIMITED PARTNERSHIP INTEREST

         Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for the periods presented.

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

                               SEPTEMBER 30, 1995


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at September 30, 1995. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships:

         Balance, beginning of period                                   $  884,383
         Cash distributions recognized as a return of capital             (132,076)
         Amortization of acquisition costs                                  (5,700)
         Equity in income of limited partnerships                          380,700
                                                                        ----------
         Balance, end of period                                         $1,127,307
                                                                        ==========

        The following are unaudited combined estimated statements of operations for the limited partnerships in which the Partnership has investments:

                                              Nine months          Three months          Nine months          Three months
                                                 ended                 ended                ended                ended
                                            Sept. 30, 1995        Sept. 30, 1995        Sept. 30, 1994       Sept. 30, 1994
                                            --------------        --------------        --------------       --------------
         REVENUES
              Rental income                   $9,600,000             $3,200,000            $9,141,000          $3,047,000
                                              ----------             ----------            ----------          ----------
         EXPENSES
              Depreciation                     1,590,000                530,000             1,461,000             487,000
              Interest                         4,194,000              1,398,000             4,395,000           1,465,000
              Operating                        3,930,000              1,310,000             3,672,000           1,224,000
                                              ----------             ----------            ----------          ----------
                                               9,714,000              3,238,000             9,528,000           3,176,000
                                              ----------             ----------            ----------          ----------
              Net loss                        $ (114,000)            $  (38,000)           $ (387,000)         $ (129,000)
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

                               SEPTEMBER 30, 1995


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $190,800 for the nine months ended September 30, 1995 and 1994.

         The Partnership reimburses NAPICO for certain expenses. In 1995, the reimbursement to NAPICO of $13,365 has been paid and included in the Partnership's operating expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

         Operating expenses consist primarily of recurring general and administrative expenses and professional fees for services rendered to the Partnership. In addition, an annual Partnership management fee in an amount equal to .4 percent of invested assets is payable to the corporate general partner. Operating expenses are consistent with the prior year.

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. At September 30, 1995, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1995 over 1994 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

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

                               SEPTEMBER 30, 1995


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

                               SEPTEMBER 30, 1995


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


                                  REAL ESTATE ASSOCIATES LIMITED V
                                  (a California limited partnership)


                                  By: National Partnership Investments Corp.
                                      General Partner


                                  Date: ____________________________________



                                  By: _______________________________________
                                      Bruce Nelson
                                      President



                                  Date: _____________________________________



                                  By: _______________________________________
                                      Shawn Horwitz
                                      Executive Vice President and
                                      Chief Financial Officer