Form 10-K405
period 1995-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1996-04-09
CIK 702644

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the Fiscal Year Ended DECEMBER 31, 1995

                             Commission File Number
                                     2-77645

                        REAL ESTATE ASSOCIATES LIMITED V

                        A CALIFORNIA LIMITED PARTNERSHIP

               I.R.S. Employer Identification No.  95-3768810

        9090 WILSHIRE BLVD., SUITE 201, BEVERLY HILLS, CALIFORNIA  90211

       Registrant's Telephone Number, Including Area Code (310) 278-2191

      Securities Registered Pursuant to Section 12(b) or 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed with the Commission by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes      X          No_______________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I.

ITEM 1.  BUSINESS:

Real Estate Associates Limited V ("REAL V" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 7, 1982. On July 7, 1982, Real Estate Associates Limited V offered 1,950 units consisting of 3,900 Limited Partnership Interests and Warrants to purchase 3,900 Additional Limited Partnership Interests through a public offering, managed by Lehman Brothers, Inc.

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II, a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Charles H. Boxenbaum and an unrelated individual, as limited partners and NAPICO as general partner ("NAPIA II"). The business of REAL V is conducted primarily by its general partners as REAL V has no employees of its own.

Casden Investment Corporation ("CIC") owns 100 percent of NAPICO's stock. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce
E. Nelson, Alan I. Casden, Henry C. Casden and Brian D. Goldberg.

REAL V holds limited partnership interests in nineteen local limited partnerships as of December 31, 1995. Primarily all of these limited partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

In order to stimulate private investment in low income housing, the federal government and certain state and local agencies have provided significant ownership incentives, including among others, interest subsidies, rent supplements, and mortgage insurance, with the intent of reducing certain market risks and providing investors with certain tax benefits, plus limited cash distributions and the possibility of long-term capital gains. There remain, however, significant risks. The long-term nature of investments in government assisted housing limits the ability of REAL V to vary its portfolio in response to changing economic, financial and investment conditions; such investments are also subject to changes in local economic circumstances and housing patterns, as well as rising operating costs, vacancies, rent collection difficulties, energy shortages and other factors which have an impact on real estate values. These projects also require greater management expertise and may have higher operating expenses than conventional housing projects.

The partnerships in which REAL V has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL V became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL V's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances, REAL V has the right to replace the general partner of the local limited partnership.

Although each of the partnerships in which REAL V has invested generally owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

During 1995, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 1995, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL V HAS AN INVESTMENT
                               DECEMBER 31, 1995

                                                          Units Authorized
                                                             For Rental
                                                             Assistance
                                         No. of                Under               Units         Percentage of
Name & Location                          Units                Section 8          Occupied         Total Units
- ---------------                          ------             -----------          --------         -----------
Bickerdike
  Chicago, IL                             140                     140              139                 99%

Canoga Park Apartments
  Canoga Park, CA                          14                      14               14                100%

Castle Park Apartments
  Normandy, MO                            209                     209              204                 98%

Centennial Townhomes
  Fort Wayne, IN                           88                      88               87                 99%

Creekside Gardens
  Loveland, CO                             50                      50               50                100%

Del Haven Manor
  Jackson, MS                             104                     104              104                100%

Fox Run Apartments
  Orange, TX                               70                      70               68                 97%

Grandview Place Apartments
  Missoula, MT                             48                      48               48                100%

Hamlin Estates
  Los Angeles, CA                          30                      30               28                 93%

Heritage Square
  Texas City, TX                           50                      50               50                100%

North River Club Apartments
  Oceanside, CA                            56                      56               56                100%

Palm Springs Senior
Citizens Housing                          116                     116              111                 96%
  Palm Springs, CA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL V HAS AN INVESTMENT
                               DECEMBER 31, 1995
                                  (CONTINUED)


                                                        Units Authorized
                                                           For Rental
                                                           Assistance
                                       No. of                Under               Units          Percentage of
Name & Location                        Units               Section 8           Occupied          Total Units
- ---------------                        ------             -----------          --------          -----------
Panorama City I
  Los Angeles, CA                         14                   14                  14                100%

Panorama City II
  Los Angeles, CA                         13                   13                  13                100%

Pine Lake Terrace Apartments
  Garden Grove, CA                       111                 None                 103                 93%

Plummer Village
  Los Angeles, CA                         75                   74                  75                100%

Ranger Apartments
  Ranger, TX                              55                   50                  50                100%

Richland Three Rivers
Retirement Apartments
  Richland, WA                            41                   40                  37                 93%

Robert Farrell Manor
  Los Angeles, CA                         35                   35                  35                100%
                                       -----                -----               -----
TOTALS                                 1,319                1,201               1,286                 98%
                                       =====                =====               =====

ITEM 2.  PROPERTIES:

Through its investment in local limited partnerships, REAL V holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.  LEGAL PROCEEDINGS:

As of December 31, 1995, REAL V's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL V.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1995, there were 1,497 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1995. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                     Year Ended December 31,
                            ------------------------------------------------------------------
                               1995          1994          1993         1992           1991
                            ----------    ----------    ----------    ----------    ----------
Loss From Partnership
   Operations               $ (287,216)   $ (305,798)   $ (336,239)   $ (289,477)     (300,848)

Distributions From
   Limited Partnerships
   Recognized as Income        221,276       218,651       245,331       220,731       285,901

Equity in Income (Loss)
   of Limited Partnerships
   and amortization of
   acquisition costs           455,651       393,230       262,614       252,969      (158,186)
                            ----------    ----------    ----------    ----------    ----------
Net Income (Loss)           $  389,711    $  306,083    $  171,706    $  184,223    $ (173,133)
                            ==========    ==========    ==========    ==========    ==========

Net Income (Loss) per
   Limited Partnership
   Interest                 $       50    $       39    $       22    $       23           (22)
                            ==========    ==========    ==========    ==========    ==========

Total assets                $2,979,971    $2,592,397    $2,255,550    $2,091,002    $1,991,542
                            ==========    ==========    ==========    ==========    ==========

Investments in Limited
   Partnerships             $1,103,818    $  884,383    $  659,376    $  653,364    $  524,230
                            ==========    ==========    ==========    ==========    ==========

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND
         RESULTS OF OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnership in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.

CAPITAL RESOURCES

REAL V received $9,750,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period July 7, 1982, to October 4, 1982, pursuant to a registration statement on Form S-11. As of March 31, 1983, REAL V received an additional $9,765,000 in subscriptions pursuant to the exercise of warrants and the sale of additional limited partnership interests.

RESULTS OF OPERATIONS

The Partnership was formed to provide various benefits to its partners as discussed in Item 1. It is anticipated that the local limited partnerships in which REAL V has invested could produce tax losses for as long as 20 years. The Partnership will seek to defer income taxes by not selling any projects or project interests within 10 years, except to qualified tenant cooperatives, or when proceeds of the sale would supply sufficient cash to enable the partners to pay applicable taxes.

Tax benefits will decline over time as the advantages of accelerated depreciation are greatest in the earlier years, as deductions for interest expense will decrease as mortgage principal is amortized and as the Tax Reform Act of 1986 limits the deductions available.

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.
At December 31, 1995, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1995, 1994 and 1993 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

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

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated as a percentage of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership.

Operating expenses, other than management fees, consist substantially of professional fees for services rendered to the Partnership.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 26 percent and 34 percent of total assets as of December 31, 1995 and 1994, respectively, and the equity in income of these limited partnerships represents 42 percent, 39 percent and 31 percent of the total net income of the Partnership for the years ended December 31, 1995, 1994 and 1993, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 29, 1996

                         REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS


                                                          1995           1994
                                                      -----------    -----------
     INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)     $ 1,103,818    $   884,383

     CASH AND CASH EQUIVALENTS (Note 1)                 1,876,153      1,708,014
                                                      -----------    -----------
               TOTAL ASSETS                           $ 2,979,971    $ 2,592,397
                                                      ===========    ===========


                 LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

     LIABILITIES:
       Accounts payable                              $    30,013    $    32,150
                                                     -----------    -----------


     COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


     PARTNERS' EQUITY (DEFICIENCY):
       General partners                                 (127,847)      (131,744)
       Limited partners                                3,077,805      2,691,991
                                                      ----------     ----------
                                                       2,949,958      2,560,247
                                                      ----------     ----------

             TOTAL LIABILITIES AND PARTNERS'
               EQUITY (DEFICIENCY)                   $ 2,979,971    $ 2,592,397
                                                     ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                       1995          1994          1993
                                                    ---------     ---------     ---------
   INTEREST INCOME                                  $  60,997     $  44,640     $  35,186

   OPERATING EXPENSES:
     Legal and accounting                              40,173        50,860        71,204
     Management fees - general partner (Note 3)       254,448       254,448       254,448
     Administrative (Note 3)                           53,592        45,130        45,773
                                                    ---------     ---------     ---------
        Total operating expenses                      348,213       350,438       371,425
                                                    ---------     ---------     ---------
   LOSS FROM OPERATIONS                              (287,216)     (305,798)     (336,239)

   DISTRIBUTIONS FROM LIMITED
     PARTNERSHIPS RECOGNIZED AS
     INCOME (Note 2)                                  221,276       218,651       245,331

   EQUITY IN INCOME OF LIMITED
     PARTNERSHIP AND AMORTI-
     ZATION OF ACQUISITION
     COSTS (Note 2)                                   455,651       393,230       262,614
                                                    ---------     ---------     ---------
   NET INCOME                                       $ 389,711     $ 306,083     $ 171,706
                                                    =========     =========     =========

   NET INCOME PER LIMITED PARTNERSHIP
     INTEREST (Note 1)                              $      50     $      39     $      22
                                                    =========     =========     =========




   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                        General        Limited
                                        Partners       Partners        Total
                                      ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        January 1, 1993               $(136,522)    $2,218,980      $2,082,458
        Net income for 1993               1,717        169,989         171,706
                                      ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1993              (134,805)     2,388,969       2,254,164
        Net income for 1994               3,061        303,022         306,083
                                      ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1994              (131,744)     2,691,991       2,560,247
        Net income for 1995               3,897        385,814         389,711
                                      ---------     ----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1995             $(127,847)    $3,077,805      $2,949,958
                                      =========     ==========      ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                       1995          1994          1993
                                                    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  389,711    $  306,083    $  171,706
  Adjustments to reconcile net income to
   net cash used in operating activities:
      Equity in income of limited partnerships
        and amortization of acquisition costs         (455,651)     (393,230)     (262,614)
      Increase (decrease) in accounts payable           (2,137)       30,764        (7,158)
                                                    ----------    ----------    ----------
         Net cash used in operating activities         (68,077)      (56,383)      (98,066)
                                                    ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from limited partnerships
    recognized as a return of capital                  236,216       168,223       256,602
                                                    ----------    ----------    ----------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                     168,139       111,840       158,536

CASH AND CASH EQUIVALENTS,
BEGINNING OF YEAR                                    1,708,014     1,596,174     1,437,638
                                                    ----------    ----------    ----------
CASH AND CASH EQUIVALENTS,
END OF YEAR                                         $1,876,153    $1,708,014    $1,596,174
                                                    ==========    ==========    ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Real Estate Associates Limited V (the "Partnership"), formed under the California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships, which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the corporate general partner, and National Partnership Investments
         Associates II (NAPIA II), a limited partnership.   Casden Investment
         Corporation owns 100 percent of NAPICO's stock. The general partner of NAPIA II is NAPICO.

         The Partnership offered and issued 1,950 units of limited partner interests through a public offering. Each unit was comprised of two limited partner interests and a warrant granting the investor the right to purchase two additional limited partner interests. An additional 3,908 interests were issued from the exercise of warrants and the sale of interests associated with warrants not exercised. The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest in proportion to their respective investments.

         The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2034) from the date of the formation of the Partnership or the occurrence of other events as specified in the Partnership agreement.

         Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Method of Accounting for Investments in Limited Partnerships

         The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                              (DECEMBER 31, 1995)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Net Income Per Limited Partnership Interest

         Net income per limited partner interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for all years presented.

         Cash and Cash Equivalents

         Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less.

2.       INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership holds limited partnership interests in 19 limited partnerships. The partnerships own residential low income rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

         The Partnership, as a limited partner, is entitled to 75 percent to 99 percent of the profits and losses in these limited partnerships.

         On January 17, 1994, Canoga Park rental property sustained $21,422 in minor cosmetic damage due to an earthquake in the Los Angeles area. There was no disruption in rental operations or management. The local partnership received $24,089 in insurance proceeds.

         Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $5,949,000 and $5,405,000 as of December 31, 1995 and 1994, respectively.

         Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                        1995                 1994
                                                                     ---------            ----------
       Investment balance, beginning of year                        $  884,383            $  659,376
       Equity in income of limited partnerships                        463,163               400,742
       Amortization of capitalized acquisition
          costs and fees                                                (7,512)               (7,512)
       Cash distributions recognized as
         a return of capital                                          (236,216)             (168,223)
                                                                    ----------            ----------
       Investment balance, end of year                              $1,103,818            $  884,383
                                                                    ==========            ==========

       The difference between the investment in the accompanying balance sheets at December 31, 1995 and 1994, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements of the limited partnerships at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 is as follows:

                                 Balance Sheets

                                                                                1995            1994
                                                                              --------        --------
                                                                                   (in thousands)

       Land and buildings, net                                                $38,311          $39,844
                                                                              =======          =======
       Total assets                                                           $46,029          $46,989
                                                                              =======          =======
       Mortgages payable                                                      $50,747          $51,017
                                                                              =======          =======
       Total liabilities                                                      $54,127          $54,482
                                                                              =======          =======
       Deficiency of Real Estate Associates
         Limited V                                                            $(7,613)         $(7,075)
                                                                              =======          =======
       Deficiency of other partners                                           $  (485)         $  (418)
                                                                              =======          =======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                              1995              1994             1993
                                                            -------           -------          -------
                                                                          (in thousands)
       Total revenue                                        $12,614           $12,798          $12,186
                                                            =======           =======          =======
       Interest expense                                     $ 5,517           $ 5,592          $ 5,858
                                                            =======           =======          =======
       Depreciation                                         $ 1,886           $ 2,122          $ 1,950
                                                            =======           =======          =======
       Total expenses                                       $12,703           $12,953          $12,704
                                                            =======           =======          =======
       Net loss                                             $   (89)          $  (155)         $  (518)
                                                            =======           =======          =======
       Net loss allocable to the Partnership                $   (41)          $  (107)         $  (478)
                                                            =======           =======          =======

       Land and buildings, above, have been adjusted for the amount by which the investment in the limited partnerships exceeds the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       An affiliate of NAPICO is the general partner in 4 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $41,359, $33,401 and $31,048 in 1995, 1994 and 1993, respectively The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                               1995            1994             1993
                                                             --------        --------         --------
                                                                     (in thousands)
       Total assets                                           $3,854           $3,991
                                                              ======           ======
       Total liabilities                                      $4,932           $4,902
                                                              ======           ======
       Deficiency of Real Estate Associates Limited V         $ (970)          $ (818)
                                                              ======           ======
       Deficiency of other partners                           $ (107)          $  (93)
                                                              ======           ======
       Total revenue                                          $  914           $  915          $  905
                                                              ======           ======          ======
       Net loss                                               $  (56)          $   (8)         $ (179)
                                                              ======           ======          ======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995



3.     FEES AND EXPENSES DUE GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $17,820, $17,171 and $17,181 in 1995, 1994
       and 1993, respectively, and is included in operating expenses.

4.     CONTINGENCIES

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

5.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise as losses are not recognized for financial reporting purposes when the investment balance has been reduced to zero or to a negative amount equal to further capital contributions required.

6.     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

7.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $81,000, between the estimated nine-month equity in income and the actual 1995 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    Year Ended December 31, 1995
                                ------------------------------------------------------------------------
                                                                 Cash           Equity
                                 Balance        Capital        Distri-            In           Balance
                                 January        Contri-        butions          Income         December
Limited Partnerships             1, 1995        butions        Received         (Loss)         31, 1995
- --------------------             --------      --------        --------         ------         --------
Bickerdike                       $275,290      $              $ (89,144)       $283,507       $  469,653
Canoga Park                                                      (6,124)          6,124           -
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   272,242                      (126,112)         47,268          193,398
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village                                                  (8,872)          8,872
Ranger Apts.
Richland Elderly                  336,851                        (5,964)        109,880          440,767
Robert Farrell Manor
                                 --------      ---------      ---------       ---------       ----------
                                 $884,383      $     -        $(236,216)      $ 455,651       $1,103,818
                                 ========      =========      =========       =========       ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 Year Ended December 31, 1994
                               ---------------------------------------------------------------------
                                                             Cash            Equity
                                Balance     Capital         Distri-            In           Balance
                                January     Contri-         butions          Income         December
Limited Partnerships            1, 1994     butions        Received          (Loss)         31, 1994
- --------------------            -------     -------       ----------        --------       ---------
Bickerdike                     $134,059     $             $ (89,144)        $230,375        $275,290
Canoga Park
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                 260,191                     (70,824)          82,875         272,242
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                265,126                      (8,255)          79,980         336,851
Robert Farrell Manor
                               --------     --------      ---------         --------        --------
                               $659,376     $    -        $(168,223)        $393,230        $884,383
                               ========     ========      =========         ========        ========

                                                                        SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                 Year Ended December 31, 1993
                                --------------------------------------------------------------------
                                                            Cash            Equity
                                Balance     Capital        Distri-            In            Balance
                                January     Contri-        butions          Income          December
Limited Partnerships            1, 1993     butions        Received         (Loss)          31, 1993
- --------------------            ---------   --------     ----------         --------        --------
Bickerdike                       $172,153    $            $(178,288)        $140,194        $134,059
Canoga Park
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   272,992                   (42,570)          29,769         260,191
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                  180,344                    (7,869)          92,651         265,126
Robert Farrell Manor               27,875                   (27,875)
                                 --------    --------     ---------         --------        --------
                                 $653,364    $    -       $(256,602)        $262,614        $659,376
                                 ========    ========     =========         ========        ========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                                  YEARS ENDED
                        DECEMBER 31, 1995, 1994 AND 1993


NOTES:   1.      Equity in income and losses in investments in limited
                 partnerships represents the Partnership's allocable share of the net results of operations from the limited partnerships for the year. Equity in losses of the limited partnerships will be recognized until the investment balance is reduced to zero or below zero to an amount equal to future capital contributions to be made by the Partnership.

         2. Cash distributions from the limited partnerships are treated as a return of the investment and reduce the investment balance until such time as the investment is reduced to an amount equal to additional contributions. Distributions subsequently received will be recognized as income.

                                                                    SCHEDULE III

                       REAL ESTATE ASSOCIATES LIMITED V
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL V HAS INVESTMENTS
                              DECEMBER 31, 1995



                                   Number  Outstanding                Buildings,
                                     of     Mortgage                  Furnishings                  Accumulated   Construction
      Partnership/Location          Apts.     Loan          Land      & Equipment       Total      Depreciation     Period
      --------------------        ------- -----------   ----------   ------------   ------------   ------------   -----------
Bickerdike                          140   $ 7,399,771   $  348,255    $ 8,125,567    $ 8,473,822    $2,793,636          1983
 Chicago, IL
Canoga Park Apts.                    14       791,120      197,662        840,371      1,038,033       388,530     1982-1983
 Los Angeles, CA
Castle Park Apts.                   209     8,309,807      337,676     10,680,600     11,018,276     4,398,173     1982-1983
 Normandy, MO
Centennial Townhomes                 88     2,589,456       80,987      2,947,009      3,027,996     1,074,297     1982-1983
 Fort Wayne, IN
Creekside Gardens                    50     1,738,056      197,447      1,721,863      1,919,310       558,964     1982-1983
 Loveland, CO
Delhaven Manor                      104     2,922,322       85,000      3,050,424      3,135,424     1,011,785     1982-1983
 Jackson, MS
Foxrun Apts., Ltd.                   70     2,051,608       56,892      2,382,533      2,439,425     1,181,759     1982-1983
 Orange, TX
Grandview Place Apts.                48     1,644,223      183,000      1,899,802      2,082,802       627,014     1982-1983
 Missoula, MT
Hamlin Estates                       30     1,762,544      652,117      2,021,252      2,673,369       916,296     1982-1983
 Los Angeles, CA
Heritage Square Inc.                 50     1,493,752      106,000      1,647,877      1,753,877       837,402     1982-1983
 Texas City, TX
North River Club Apts.               56     2,574,093      298,559      2,646,021      2,944,580     1,175,866     1982-1983
 Oceanside, CA
Palm Springs Senior                 116     4,258,139            -      5,198,495      5,198,495     2,481,085           (A)
 Citizens Housing
 Palm Springs, CA
Panorama City I                      14       716,110      185,103        753,640        938,743       365,773     1982-1983
 Los Angeles, CA
Panorama City II                     13       668,719      184,451        689,502        873,953       337,863     1982-1983
 Los Angeles, CA
Pine Lake Terrace Apts.             111     3,853,878      440,000      3,822,097      4,262,097     2,262,532           (A)
 Garden Grove, CA
Plummer Village                      75     3,217,995      612,258      3,316,143      3,928,401     1,365,601     1982-1983
 Los Angeles, CA
Ranger Apts., Ltd.                   55     1,689,293       40,508      2,209,929      2,250,437     1,274,658     1983-1984
 Ranger, TX
Richland Three Rivers                41     1,351,206            -      1,416,226      1,416,226       528,002     1982-1983
 Retirement Apts.
 Richland, WA
Robert Farrell Manor                 35     1,715,223      263,860      1,921,231      2,185,091       620,513     1982-1983
 Los Angeles, CA
Additional carrying value of real                           98,367      2,145,036      2,243,403     1,292,744
 estate of investee limited
 partnerships not recorded on
 said limited partnerships
                                  -----   -----------   ----------    -----------    -----------   -----------
TOTAL                             1,319   $50,747,315   $4,368,142    $59,435,618    $63,803,760   $25,492,493
                                  =====   ===========   ==========    ===========    ===========   ===========

(A) This project was complete when REAL V entered the Partnership.

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1995


NOTES:     1.    Each local limited partnership is developing or has developed, owns and operates the housing project. Substantially all project costs, including construction period interest expense, are being capitalized by the limited partnerships.

           2. Depreciation is provided for by various methods over the estimated useful lives of the projects. The estimated composite useful lives of the buildings are generally from 25 to 40 years.

           3.    Investments in property and equipment:

                                                                           Buildings,
                                                                          Furnishings,
                                                                              And
                                                        Land               Equipment                Total
                                                     ----------           -----------            -----------
Balance at January 1, 1993                           $4,368,142           $58,449,942            $62,818,084
Net additions during 1993                                  -                  203,480                203,480
                                                     ----------           -----------            -----------
Balance at December 31, 1993                          4,368,142            58,653,422             63,021,564
Net additions during 1994                                  -                  548,623                548,623
                                                     ----------           -----------            -----------
Balance at December 31, 1994                          4,368,142            59,202,045             63,570,187
Net additions during 1995                                 -                   233,573                233,573
                                                     ----------           -----------            -----------
Balance at December 31, 1995                         $4,368,142           $59,435,618            $63,803,760
                                                     ==========           ===========            ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1995



                                                                 Buildings,
                                                                Furnishings
                                                               and Equipment
                                                               -------------
ACCUMULATED DEPRECIATION:
- ------------------------

Balance, January 1, 1993                                        $20,167,911
Net additions, 1993                                               1,850,747
                                                                -----------
Balance, December 31, 1993                                       22,018,658
Net additions, 1994                                               1,707,315
                                                                -----------
Balance, December 31, 1994                                       23,725,973
Net additions, 1995                                               1,766,520
                                                                -----------
Balance, December 31, 1995                                      $25,492,493
                                                                ===========

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED V (the "Partnership") has no directors or executive officers of its own.

National Partnership Investment Corp. ("NAPICO" or "the Managing General Partner") is a wholly-owned subsidiary of Casden Investment Company, an affiliate of The Casden Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 66, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers,

California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. In 1963, he was the winner of the Snyder Award, the highest annual award offered by the National Association of Real Estate Boards for Best Exchange. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Mr. Boxenbaum was a member of the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 44, President and a director of NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 50, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corporation. Prior to that, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm. Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family Housing Conference, the Multi-Family Housing Council, and the President's Council of the California Building Industry Association. He also serves on the advisory board to the School of Accounting of the University of Southern California. He holds a Bachelor of Science and a Masters in Business Administration degree from the University of Southern California.

HENRY C. CASDEN, 52, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould.
From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

BRIAN D. GOLDBERG, 32, Chief Financial Officer of The Casden Company and a director of NAPICO.

Mr. Goldberg joined The Casden Company in 1990 as Vice President of Finance and became Chief Financial Officer in March 1991. Prior to joining The Casden Company, Mr. Goldberg was with Arthur Andersen & Co., an international public accounting firm, from August 1985 until July 1990 in their Los Angeles office. He received his bachelor of science degree in Accounting from the University of Denver. Mr. Goldberg is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

SHAWN HORWITZ, 36, Executive Vice President and Chief Financial Officer.

Mr. Horwitz joined NAPICO in 1990 and is responsible for the financial affairs of NAPICO and the limited partnerships sponsored by NAPICO. Prior to joining NAPICO, Mr. Horwitz was President of Star Sub Shops, Inc. a corporation engaged in the business of selling fast food franchises, was an audit manager in the real estate industry group for Altschuler, Melvin & Glasser for six years, and was an auditor with Arthur Young & Co. for 3 years.

Mr. Horwitz received his Bachelor of Commerce degree in accounting from Rhodes University in South Africa and is a member of the Illinois Society of Certified Public Accountants, the American Institute of Certified Public Accountants and the South African Institute of Chartered Accountants.

BOB SCHAFER, 54, Vice President and Corporate Controller.

Mr. Schafer joined NAPICO in 1984 and is the Corporate Controller responsible for the financial reporting function of the Company. Prior to this, he was a Group and Division Controller at Bergen Brunswig for over eight years, Controller at a Flintkote subsidiary for over four years, and Assistant Controller at an electronics subsidiary of General Electric for two years.

Mr. Schafer is a member of the California Society of Certified Public Accountants. He holds a Bachelor of Science degree in accounting from Woodbury University, Los Angeles.

PATRICIA W. TOY, 66, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 35, Executive Vice President, General Counsel and Assistant Secretary.

Mr. Walther joined NAPICO in 1987 and is responsible for the legal affairs of the NAPICO sponsored limited partnerships. Prior to joining NAPICO, Mr. Walther worked in the San Francisco law firm of Browne and Kahn which specialized in construction litigation. Mr. Walther received his Bachelor of Arts Degree in Political Science from the University of California, Santa Barbara and is a graduate of the University of California, Davis, School of Law. He is a member of the State Bar of Hawaii.

ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited V has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to
 .4% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial
contribution to the limited partnership.   In addition, the Partnership
reimburses the Corporate General Partner for certain expenses.

An affiliate of the Corporate General Partner is responsible for the on-site property management for certain properties owned by the limited partnerships in which the Partnership has invested.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)    Security Ownership of Certain Beneficial Owners

       The General Partners own all of the outstanding general partnership interests of REAL V; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b)    At December 31, 1995, security ownership of management is as listed:

                                                                                                  Percentage of
                                                                          Amount and               Outstanding
                                                                           Nature of                 Limited
                                                                          Beneficial                 Partner
Title of Class             Beneficial Owner                                  Owner                  Interests
- --------------             ----------------                               ----------              -------------
Limited                   Charles H. Boxenbaum
Partnership               780 Latimer Road
Interest                  Santa Monica, CA 90402                            $10,000                    *

Limited                   Bruce E. Nelson
Partnership               7036 Grasswood Avenue
Interest                  Malibu, CA 90265                                  $ 5,000                    *

* Cumulative limited partnership interests owned by corporate officers or the general partner is less than 1% interest of total outstanding limited partnership interests.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The transactions with the Corporate General Partner are primarily in the form of fees paid by the Partnership to the general partner for services rendered to the Partnership, as discussed in Item 11 and in the notes to the accompanying financial statements.

ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON
          FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1995 and 1994.

Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 1995, 1994 and 1993.

Statements of Cash Flows for the years ended December 31, 1995, 1993 and 1992.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 1995, 1993 and 1992.

Schedule III - Real estate and accumulated depreciation, December 31, 1995.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S 11 #277645 which is hereby incorporated by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 7, 1982, and the nineteen contracts representing the partnership investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #277645 which is hereby incorporated by reference.

(13)   Annual report to security holders:  Pages ___ to ___.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1995.