Form 10-Q
period 1996-03-31
REAL ESTATE ASSOCIATES LTD V
filed 1996-05-17
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                        FOR QUARTER ENDED MARCH 31, 1996

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

PART I.  FINANCIAL INFORMATION

   Item 1.          Financial Statements

        Balance Sheets, March 31, 1996 and December 31, 1995 ................  1

        Statements of Operations,
              Three Months Ended March 31, 1996 and 1995 ....................  2

        Statement of Partners' Equity (Deficiency),
              Three Months Ended March 31, 1996 .............................  3

        Statements of Cash Flows,
              Three Months Ended March 31, 1996 and 1995 ....................  4

        Notes to Financial Statements .......................................  5

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................  9

PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................  10

  Item 6.  Exhibits and Reports on Form 8-K ................................  10

  Signatures................................................................  11

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                                          1996         1995
                                                                      (UNAUDITED)   (AUDITED)
                                                                      -----------  -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                          $1,136,851   $1,103,818

CASH AND CASH EQUIVALENTS (Note 1)                                     1,961,672    1,876,153
                                                                      ----------   ----------

          TOTAL ASSETS                                                $3,098,523   $2,979,971
                                                                      ==========   ==========

                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                                 $   18,864   $   30,013
                                                                      ----------   ----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                   (126,550)    (127,847)
     Limited partners                                                  3,206,209    3,077,805
                                                                      ----------   ----------

                                                                       3,079,659    2,949,958
                                                                      ----------   ----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                                   $3,098,523   $2,979,971
                                                                      ==========   ==========










   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)


                                                          1996         1995
                                                        --------     --------

INTEREST INCOME                                         $ 16,196     $ 12,821
                                                        --------     --------

OPERATING EXPENSES:
    Legal and accounting                                  26,136       25,067
    Management fees - general partner (Note 3)            63,612       63,612
    Administrative  (Note 3)                               9,455       10,957
                                                        --------     --------

         Total operating expenses                         99,203       99,636
                                                        --------     --------

LOSS FROM OPERATIONS                                     (83,007)     (86,815)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     87,708       83,417

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                     125,000      125,000
                                                        --------     --------

NET INCOME                                              $129,701     $121,602
                                                        ========     ========

NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                 $     17     $     16
                                                        ========     ========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1996

                                   (UNAUDITED)

                                             GENERAL           LIMITED
                                             PARTNERS          PARTNERS            TOTAL
                                            ----------        ----------         ----------
PARTNERSHIP INTERESTS,
   March 31, 1996                                                  7,808
                                                              ==========

EQUITY (DEFICIENCY),
   January 1, 1996                          $(127,847)        $3,077,805         $2,949,958

   Net income for the three months
   ended March 31, 1996                         1,297            128,404            129,701
                                            ---------         ----------         ----------
EQUITY (DEFICIENCY),
   March 31, 1996                           $(126,550)        $3,206,209         $3,079,659
                                            =========         ==========         ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                   (UNAUDITED)

                                                                         1996        1995
                                                                     -----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                    $  129,701   $  121,602
       Adjustments to reconcile net income to
          net cash provided by (used in) operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs                 (125,000)    (125,000)
             (Decrease) increase in accounts payable                    (11,149)       7,646
                                                                     ----------   ----------

                Net cash provided by (used) in operating activities      (6,448)       4,248
                                                                     ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                         91,967      126,112
                                                                     ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                85,519      130,360

CASH AND CASH EQUIVALENTS, beginning of period                        1,876,153    1,708,014
                                                                     ----------   ----------

CASH AND CASH EQUIVALENTS, end of period                             $1,961,672   $1,838,374
                                                                     ==========   ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 1 - SUMMARY OF SIGNIIFICANT ACCOUNTING POLICIES

   GENERAL

   The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1995 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

   In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and the results of operations for the three months ended and changes in cash flows for the three months then ended.

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

   The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at March 31, 1996. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

   The following is a summary of the investment in limited partnerships:

     Balance, beginning of period                           $1,103,818
     Cash distributions recognized as a return of capital      (91,967)
     Amortization of acquisition costs                          (4,000)
     Equity in income of limited partnerships                  129,000
                                                            ----------
     Balance, end of period                                 $1,136,851
                                                            ==========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    The following are unaudited combined estimated statements of operations for the three months ended March 31, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                                                  1996                 1995
                                              -----------           ----------
REVENUES
  Rental income                               $ 3,153,000           $3,200,000

EXPENSES
  Depreciation                                    471,000              530,000
  Interest                                      1,379,000            1,398,000
  Operating                                     1,325,000            1,310,000
                                              -----------           ----------

                                               (3,175,000)           3,238,000
                                              -----------           ----------

  Net loss                                    $   (22,000)          $  (38,000)
                                              ===========           ==========

    NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

    Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $64,000 for the three months ended March 31, 1996 and 1995.

    The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $4,455 for the three months ended March 31, 1996 and 1995, and is included in administrative expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments. The carrying amount of assets and liabilities reported on the balance sheets that require such disclosure approximates fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1996

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

    The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. At March 31, 1996, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1996 over 1995 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

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

                                 MARCH 31, 1996

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

                                 MARCH 31, 1996

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

                                     REAL ESTATE ASSOCIATES LIMITED V
                                     (a California limited partnership)


                                     By:  National Partnership Investments Corp.
                                          General Partner


                                     Date:_____________________________________



                                     By:  _____________________________________
                                          Bruce Nelson
                                          President



                                     Date:_____________________________________



                                     By:  _____________________________________
                                          Shawn Horwitz
                                          Executive Vice President and
                                          Chief Financial Officer