Form 10-Q
period 1996-06-30
REAL ESTATE ASSOCIATES LTD V
filed 1996-08-19
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


               Quarterly Report Under Section 13 or 15(d) of
                     the Securities Exchange Act of 1934

                        FOR QUARTER ENDED JUNE 30, 1996

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1996




PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
           Balance Sheets, June 30, 1996 and December 31, 1995  . . . . . .  1

           Statements of Operations,
               Six and Three Months Ended June 30, 1996 and 1995    . . . .  2

           Statement of Partners' Equity (Deficiency),
               Six Months Ended June 30, 1996   . . . . . . . . . . . . . .  3

           Statements of Cash Flows,
               Six Months Ended June 30, 1996 and 1995    . . . . . . . . .  4

           Notes to Financial Statements  . . . . . . . . . . . . . . . . .  5

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . .  9


PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . 10

     Item 6.  Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . 10

      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS

                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                1996            1995
                                             (Unaudited)      (Audited)
                                            ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS          $1,214,185      $1,103,818
    (Note 2)

CASH AND CASH EQUIVALENTS (Note 1)            1,949,657       1,876,153

OTHER ASSETS                                        600            -
                                             ----------      ----------

          TOTAL ASSETS                       $3,164,442      $2,979,971
                                             ==========      ==========

         LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                        $    1,094      $   30,013
                                             ----------      ----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                          (125,713)       (127,847)
     Limited partners                         3,289,061       3,077,805
                                             ----------     ------------

                                              3,163,348       2,949,958
                                             ----------     ------------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)          $3,164,442      $2,979,971
                                             ==========      ===========




The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

               SIX AND THREE MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                         Six months     Three months      Six months      Three months
                                           ended           ended             ended           ended
                                       June 30, 1996    June 30, 1996    June 30, 1995    June 30, 199
                                       ------------     ------------     ------------     ------------
INTEREST INCOME                           $ 32,400         $ 16,203         $ 27,597         $ 14,776
                                          ---------        ---------        ---------        ---------

OPERATING EXPENSES:
    Legal and accounting                    39,657           13,521           28,649            3,582
    Management fees - general partner      127,224           63,612          127,224           63,612
    Administrative  (Note 3)                22,042           12,588           27,759           16,802
                                          ---------        ---------        ---------        ---------

     Total operating expenses              188,923           89,721          183,632           83,996
                                          ---------        ---------        ---------        ---------

LOSS FROM OPERATIONS                      (156,523)         (73,518)        (156,035)         (69,220)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                   119,913           71,341          208,005          124,588

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                       250,000          125,000          250,000          125,000
                                          ---------        ---------        ---------        ---------

NET INCOME                                $213,390          122,823         $301,970          180,368
                                          =========        =========        =========        =========


NET INCOME PER
    LIMITED PARTNERSHIP
    INTEREST (Note 1)                     $     27               16         $     39               23
                                          =========        =========        =========        =========


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1996

                                  (Unaudited)


                                       General           Limited
                                       Partners          Partners              Total
                                     ------------      ------------      ------------
PARTNERSHIP INTERESTS,
   June 30, 1996                                             7,808
                                                         ==========


EQUITY (DEFICIENCY),
   January 1, 1996                     $(127,847)       $3,077,805        $2,949,958

   Net income for the six months
   ended June 30, 1996                     2,134           211,256           213,390
                                        ---------        ----------       -----------

EQUITY (DEFICIENCY),
   June 30, 1996                       $(125,713)       $3,289,061        $3,163,348
                                        =========        ==========       ===========


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (Unaudited)


                                                                  1996               1995
                                                              ------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  213,390        $  301,970
   Adjustments to reconcile net income to
      net cash provided by (used in) operating activities:
         Equity in income of limited partnerships
             and amortization of acquisition costs               (250,000)         (250,000)
          Increase in other assets                                   (600)           -
         Decrease in accounts payable                             (28,919)           (3,615)
                                                               -----------       -----------

      Net cash provided by (used) in operating activities         (66,129)           48,355
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                      139,633           132,076
                                                               -----------       -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                          73,504           180,431

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,876,153         1,708,014
                                                               -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $1,949,657        $1,888,445
                                                               ===========       ===========



The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

         The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at June 30, 1996. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships:

         Balance, beginning of period                           $1,103,818
         Cash distributions recognized as a return of capital     (139,633)
         Amortization of acquisition costs                          (8,000)
         Equity in income of limited partnerships                  258,000
                                                                ----------

         Balance, end of period                                 $1,214,185
                                                                ==========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the six months ended June 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                             Six months           Three months           Six months          Three months
                                ended                 ended                ended                ended
                            June 30, 1996         June 30, 1996         June 30, 1995       June 30, 1995
                            -------------         -------------        --------------       -------------
       REVENUES
           Rental income       $6,307,000           $3,154,000           $6,400,000            $3,200,000

       EXPENSES
           Depreciation           943,000              471,000            1,060,000               530,000
           Interest             2,759,000            1,379,000            2,796,000             1,398,000
           Operating            2,650,000            1,325,000            2,620,000             1,310,000
                                ---------            ---------          -----------            ----------

                                6,352,000            3,175,000           (6,476,000)            3,238,000
                                ---------            ---------          -----------            ----------

           Net loss           $  (45,000)          $  (21,000)         $    (76,000)          $   (38,000)
                              ===========          ===========         ============           ===========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $127,224 for the six months ended June 30, 1996 and 1995.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $8,900 for the six months ended June 30, 1996 and 1995, and is included in administrative expenses.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. At June 30, 1996, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1996 over 1995 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

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

                                 JUNE 30, 1996


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

                                 JUNE 30, 1996


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


                     REAL ESTATE ASSOCIATES LIMITED V
                     (a California limited partnership)


                     By:     National Partnership Investments Corp.
                             General Partner


                     Date:
                           ---------------------------------------------------



                     By:
                             -------------------------------------------------
                             Bruce Nelson
                             President



                     Date:
                           --------------------------------------------------



                     By:
                             ------------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer