Form 10-Q
period 1996-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1996-11-14
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                   FORM 10-Q


              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 1996

                         Commission File Number 2-77645

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California Limited Partnership)

                 I.R.S. Employer Identification No. 95-3768810

                         9090 WILSHIRE BLVD., SUITE 201
                          BEVERLY HILLS, CALIF.  90211

                         Registrant's Telephone Number,
                       Including Area Code (310) 278-2191



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              Yes  X     No
                                  ----      ----

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

              Balance Sheets, September 30, 1996 and December 31, 1995    . . . . . . . . . . . . . . . . .  1

              Statements of Operations,
                    Nine and Three Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . .  2

              Statement of Partners' Equity (Deficiency),
                    Nine Months Ended September 30, 1996    . . . . . . . . . . . . . . . . . . . . . . . .  3

              Statements of Cash Flows,
                    Nine Months Ended September 30, 1996 and 1995   . . . . . . . . . . . . . . . . . . . .  4

              Notes to Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . .  9


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings         . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

         Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                     ASSETS

                                                           1996            1995
                                                        (Unaudited)      (Audited)
                                                       ------------    ------------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)           $ 1,339,185     $ 1,103,818

CASH AND CASH EQUIVALENTS (Note 1)                       1,971,663       1,876,153

OTHER ASSETS                                                   600          -
                                                       ------------    ------------

          TOTAL ASSETS                                 $ 3,311,448     $ 2,979,971
                                                       ============    ============


         LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                  $       574     $    30,013
                                                       ------------    ------------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                     (124,238)       (127,847)
     Limited partners                                    3,435,112       3,077,805
                                                       ------------    ------------

                                                         3,310,874       2,949,958
                                                       ------------    ------------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                    $ 3,311,448     $ 2,979,971
                                                       ============    ============


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)


                                       Nine months       Three months      Nine months       Three months
                                         ended              ended             ended             ended
                                      Sept. 30, 1996    Sept. 30, 1996    Sept. 30, 1995    Sept. 30, 199
                                      -------------     -------------     -------------     -------------
INTEREST INCOME                       $     51,755      $     19,357      $     44,036      $     16,437
                                      -------------     -------------     -------------     -------------

OPERATING EXPENSES:
    Legal and accounting                    41,192             1,535            30,649             1,579
    Management fees - general partner      190,836            63,612           190,836            63,612
    Administrative  (Note 3)                31,108             9,066            39,963            12,625
                                      -------------     -------------     -------------     -------------

     Total operating expenses              263,136            74,213           261,448            77,816
                                      -------------     -------------     -------------     -------------

LOSS FROM OPERATIONS                      (211,381)          (54,856)         (217,412)          (61,379)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED
      AS INCOME (Note 2)                   197,297            77,384           220,005            12,000

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                       375,000           125,000           375,000           125,000
                                      -------------     -------------     -------------     -------------

NET INCOME                            $    360,916      $    147,528      $    377,593      $     75,621
                                      =============     =============     =============     =============


NET INCOME PER
    LIMITED PARTNERSHIP
    INTEREST (Note 1)                 $         46      $         19      $         48      $         10
                                      =============     =============     =============     =============


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (Unaudited)


                                         General         Limited
                                        Partners        Partners          Total
                                       -----------     -----------     -----------
PARTNERSHIP INTERESTS,
   September 30, 1996                                       7,808
                                                       ==========


EQUITY (DEFICIENCY),
   January 1, 1996                     $ (127,847)     $3,077,805      $2,949,958

   Net income for the nine months
   ended September 30, 1996                 3,609         357,307         360,916
                                       ----------      ----------      ----------

EQUITY (DEFICIENCY),
   September 30, 1996                  $  (124,238)    $3,435,112      $3,310,874
                                       ===========     ==========      ==========


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                  (Unaudited)

                                                                  1996              1995
                                                               -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  360,916      $  377,593
   Adjustments to reconcile net income to
      net cash (used in) provided by operating activities:
         Equity in income of limited partnerships
             and amortization of acquisition costs               (375,000)       (375,000)
         Increase in other assets                                    (600)          -
         Decrease in accounts payable                             (29,439)         (9,080)
                                                               -----------     -----------

           Net cash (used in) provided by operating
                 activities                                       (44,123)         (6,487)
                                                               -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions from limited partnerships recognized
      as a return of capital                                      139,633         132,076
                                                               -----------     -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                          95,510         125,589

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,876,153       1,708,014
                                                               -----------     -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $1,971,663      $1,833,603
                                                               ===========     ===========


The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996


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

         In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 1 - SUMMARY OF SIGNIIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

         The Partnership had acquired limited partnership interests in 20 limited partnerships and has limited partnership interests in 19 limited partnerships at September 30, 1996. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

         The following is a summary of the investment in limited partnerships as of September 30, 1996:

         Balance, beginning of period                                                     $1,103,818
         Cash distributions recognized as a return of capital                               (139,633)
         Amortization of acquisition costs                                                   (12,000)
         Equity in income of limited partnerships                                            387,000
                                                                                          ----------

         Balance, end of period                                                           $1,339,185
                                                                                          ==========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1996 and 1995 for the limited partnerships in which the Partnership has investments:

                             Nine months          Three months          Nine months          Three months
                                ended                 ended                ended                ended
                           Sept. 30, 1996        Sept. 30, 1996        Sept. 30, 1995       Sept. 30, 1995
                           --------------        --------------       ---------------       --------------
           REVENUES
            Rental income      $9,462,000           $3,154,000           $9,600,000            $3,200,000

           EXPENSES
            Depreciation        1,413,000              471,000            1,590,000               530,000
            Interest            4,137,000            1,379,000            4,194,000             1,398,000
            Operating           3,975,000            1,325,000            3,930,000             1,310,000
                               ----------           ----------           ----------            ----------

                                9,525,000            3,175,000            9,714,000             3,238,000
                               ----------           ----------           ----------            ----------

            Net loss           $  (63,000)          $  (21,000)          $ (114,000)           $  (38,000)
                               ==========           ==========           ==========            ==========

         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $191,000 for the nine months ended September 30, 1996 and 1995.

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $14,600 and $13,300 for the nine months ended September 30, 1996 and 1995, respectively, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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

         The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. At September 30, 1996, the Partnership has investments in 19 limited partnerships, all of which had operations.

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

                               SEPTEMBER 30, 1996


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

                               SEPTEMBER 30, 1996


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


                              REAL ESTATE ASSOCIATES LIMITED V
                              (a California limited partnership)


                              By:  National Partnership Investments Corp.
                                   General Partner


                              Date:
                                    -----------------------------------



                              By:
                                   -----------------------------------
                                   Bruce Nelson
                                   President



                              Date:
                                    -----------------------------------



                              By:
                                   -----------------------------------
                                   Shawn Horwitz
                                   Executive Vice President and
                                   Chief Financial Officer