Form 10-K405
period 1996-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1997-04-04
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

                    Annual Report Pursuant to Section 13 or
                           15(d) of the Securities
                             Exchange Act of 1934

                 For the Fiscal Year Ended DECEMBER 31, 1996

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

                     Yes   X          No
                         ------          ------
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

REAL V holds limited partnership interests in nineteen local limited partnerships as of December 31, 1996. Primarily all of these limited partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 1996, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 1996, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL V HAS AN INVESTMENT
                               DECEMBER 31, 1996

                                                          Units Authorized
                                                             For Rental
                                                             Assistance
                                         No. of                Under               Units         Percentage of
Name & Location                          Units                Section 8          Occupied         Total Units
---------------                          ------             -----------          --------         -----------
Bickerdike
  Chicago, IL                             140                     140              134                 96%

Canoga Park Apartments
  Canoga Park, CA                          14                      14               14                100%

Castle Park Apartments
  Normandy, MO                            209                     209              199                 95%

Centennial Townhomes
  Fort Wayne, IN                           88                      88               86                 98%

Creekside Gardens
  Loveland, CO                             50                      50               47                 94%

Del Haven Manor
  Jackson, MS                             104                     104              104                100%

Fox Run Apartments
  Orange, TX                               70                      70               66                 94%

Grandview Place Apartments
  Missoula, MT                             48                      48               48                100%

Hamlin Estates
  Los Angeles, CA                          30                      30               30                100%

Heritage Square
  Texas City, TX                           50                      50               49                 98%

North River Club Apartments
  Oceanside, CA                            56                      56               55                 98%

Palm Springs Senior
Citizens Housing                          116                     116              110                 95%
  Palm Springs, CA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                       IN WHICH REAL V HAS AN INVESTMENT
                               DECEMBER 31, 1996
                                  (CONTINUED)





                                                         Units Authorized
                                                            For Rental
                                                            Assistance
                                         No. of                Under               Units         Percentage of
Name & Location                          Units                Section 8          Occupied         Total Units
---------------                          ------             -----------          --------         -----------
Panorama City I
  Los Angeles, CA                         14                   14                  14                100%

Panorama City II
  Los Angeles, CA                         13                   13                  13                100%

Pine Lake Terrace Apartments
  Garden Grove, CA                       111                 None                  99                 89%

Plummer Village
  Los Angeles, CA                         75                   74                  74                  99%

Ranger Apartments
  Ranger, TX                              50                   50                  48                  96%

Richland Three Rivers
Retirement Apartments
  Richland, WA                            40                   40                  39                  98%

Robert Farrell Manor
  Los Angeles, CA                         35                   35                  35                 100%
                                      ------                -----              ------

TOTALS                                 1,313                 1201               1,264                  98%
                                      ======                =====              ======

ITEM 2.      PROPERTIES:

Through its investment in local limited partnerships, REAL V holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3.      LEGAL PROCEEDINGS:

As of December 31, 1996, REAL V's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL V.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1996, there were 1,497 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1996. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition.

ITEM 6.  SELECTED FINANCIAL DATA:



                                                       Year Ended December 31,
                          ----------------------------------------------------------------------------
                               1996            1995           1994            1993             1992
                          -------------    -----------    ------------    ------------       ---------
Loss From Operations      $    (287,542)   $  (287,216)   $   (305,798)   $   (336,239)       (289,477)

Distributions From
   Limited Partnerships
   Recognized as Income         215,140        221,276         218,651         245,331         220,731

Equity in Income of
   Limited Partnerships
   and amortization of
   acquisition costs            371,644        455,651         393,230         262,614         252,969
                          -------------    -----------    ------------    ------------       ---------
Net Income                $     299,242    $   389,711    $    306,083    $    171,706    $    184,223
                          =============    ===========    ============    ============       =========

Net Income per Limited
   Partnership Interest   $          38    $        50    $         39    $         22              23
                          =============    ===========    ============    ============       =========

Total assets              $   3,259,178    $ 2,979,971    $  2,592,397    $  2,255,550    $  2,091,002
                          =============    ===========    ============    ============       =========

Investments in Limited
   Partnerships           $   1,305,672    $ 1,103,818    $    884,383    $    659,376    $    653,364
                          =============    ===========    ============    ============       =========

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

The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships.
At December 31, 1996, the Partnership has investments in 19 limited partnerships, all of which had operations. The increase in equity in income for 1996, 1995 and 1994 is because the investment balances for certain of the local limited partnerships were reduced to zero and the related losses were not recognized in accordance with the equity method of accounting.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships primarily owning government assisted projects. Available cash is invested in funds earning interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                             FINANCIAL STATEMENTS,
                         FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                               DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 31 percent and 26 percent of total assets as of December 31, 1996 and 1995, respectively, and the equity in income of these limited partnerships represents 40 percent, 42 percent and 39 percent of the total net income of the Partnership for the years ended December 31, 1996, 1995 and 1994, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 26, 1997

[LOGO]
[PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
West Town Housing Partners

We have audited the accompanying balance sheet of West Town Housing Partners (a limited partnership) - F.H.A. Project No. 071-35490/IL06-0054-042 as of December 31,1996 and 1995, and the related statements of profit and loss, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Town Housing Partners - F.H.A. Project No. 071-35490/IL06-0054 042 as of December 31, 1996 and 1995,
and the results of its operations, changes in partners' capital and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 3, 1997, on our consideration of the Partnership's internal control structure and a report dated February 3, 1997, on its compliance with laws and regulations.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules listed on the preceding contents page are presented for purposes of additional analysis to comply with HUD reporting requirements and are not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ PHILIP ROOTBERG & COMPANY, LLP

February 3, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of Young Israel-Canoga
Park Limited Partnership

We have audited the accompanying balance sheets of YOUNG ISRAEL-CANOGA PARK LIMITED PARTNERSHIP, FHA Project No. 122-35501-PM-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of income, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Young Israel-Canoga Park Limited Partnership as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 19 are presented for the purpose of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/  ALTSCHLER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[STONE CARLIE & COMPANY, L.C. LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Castle Park Associates Limited Partnership
St. Louis, Missouri

We have audited the accompanying balance sheet of Castle Park Associates Limited Partnership, Project No. 085-35328-PM-L8, as of December 31, 1996, and the related statements of profit and loss (on HUD Form No. 92410), partners' capital deficiency and cash flows for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Castle Park Associates Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997 on our consideration of the partnership's internal control structure and a report dated January 22, 1997 on its compliance with laws and regulations.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included on pages 14 through 20 is presented for purposes of additional analysis and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ STONE CARLIE & COMPANY, L.C.

January 22, 1997

[LOGO]
[EDWARD A. GEMMA LETTERHEAD]

Independent Auditor's Report

To The Partners
Centennial Fort Wayne Associates
(a Limited Partnership)
Providence, Rhode Island

I have audited the accompanying balance sheets of Centennial Fort Wayne Associates (a Limited Partnership), HUD Project No. 073-35456-PM-L8 as of December 31, 1996 and 1995, and the related statements of loss, cash flows and partners' equity for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Project's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No.
073-35456-PM-L8 as of December 31, 1996 and 1995, and the results of its operations and cash flows and partners' equity for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, I have also issued a report dated January 22, 1997, on my consideration of the Partnership's internal control structure and reports dated January 22, 1997, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to Affirmative Fair Housing, and compliance with laws and regulations.

My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 11 to 21) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of HUD Project No. 073-35456-PM-L8. Such information has been subjected to the auditing procedures applied on the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ EDWARD A. GEMMA

January 22, 1997

[LOGO]
[LEHMAN BUTTERWICK & COMPANY PC LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Creekside Gardens Investment Company
Loveland, Colorado

We have audited the accompanying balance sheet of Creekside Gardens Investment Company, HUD Project No. 101-35343-PM-L8, as of December 31, 1996, and the related statement of profit and loss, changes in project equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the Guide), issued by the U.S. Department of Housing and Urban Development, Office of the Inspector General, in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Creekside Gardens Investment Company, HUD Project No. 101-35343-PM-L8, as of December 31,1996, and the results of its operations and changes in project equity (deficit) and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 11 through 15) are presented for the purpose of additional analysis and are not a required part of the financial statements of HUD Project No. 101-35343-PM-L8. Such information has been subjected to the auditing procedures applied in the audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ LEHMAN, BUTTERWICK & COMPANY, P.C.

Denver, Colorado
January 23, 1997

[LOGO]
[EUBANK & BETTS]

INDEPENDENT AUDITORS' REPORT

The Partners Delhaven Manor, Ltd.
Jackson, Mississippi

We have audited the accompanying balance sheet of Delhaven Manor, Ltd., a Mississippi limited partnership, (HUD Project No. 065-35350-PM-L8) as of December 31, 1996, and the related statements of profit and loss (Form 92410), partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Delhaven Manor, Ltd. as of December 31, 1996, and the results of its operations and the changes in partners' capital and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1997, on our consideration of Delhaven Manor, Ltd.'s internal control structure and reports dated January 29, 1997, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information included in Schedules 1, 2, 3 and 4 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ EUBANK & BETTS, PLLC

Jackson, Mississippi
January 29, 1997

[LOGO]
[SCOTT & COMPANY LETTERHEAD]

Independent Auditor's Report

To the Partners of
Fox Run Apartments, Ltd.
Orange, Texas

We have audited the accompanying balance sheet of Fox Run Apartments, Ltd., FHA Project No. 114-35351-PM-L8 (a limited partnership), as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July, 1993, Consolidated Audit Guide for Audits of HUD Programs. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Fox Run Apartments, Ltd. as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 29, 1997 on our consideration of the Partnership's internal control structure and two reports dated January 29, 1997 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Fox Run Apartments, Ltd.
Independent Auditor's Report
Page 2

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data (shown on pages 13 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Fox Run Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ SCOTT & COMPANY

January 29, 1997

Independent Auditor's Employer
Identification Number 76-0120424
William F. Scott - Proprietor

[LOGO]
[JUNKERMIER, CLARK, CAMPANELLA, STEVENS, PC LETTERHEAD]

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with Generally Accepted Auditing Standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General, in July 1993. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership), as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with Generally Accepted Accounting Principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 24, 1997, on our consideration of Grandview Place's internal control structure and on its compliance with laws and regulations applicable to the basic financial statements. Furthermore, in accordance with the Consolidate Audit Guide, we have also issued reports dated January 24, 1997, on the major HUD programs.

/s/ JUNKERMIER, CLARK, CAMPANELLA, STEVENS, P.C.
Certified Public Accountants

January 24, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Hamlin Estates

We have audited the accompanying balance sheets of HAMLIN ESTATES (a California limited partnership), FHA Project No. 122-35551-PM-L8 (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hamlin Estates as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/  ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

[LOGO]
[SCOTT & COMPANY LETTERHEAD]

To the Partners of
Heritage Square, Ltd.
Texas City, Texas

Independent Auditor's Report

We have audited the accompanying balance sheet of Heritage Square, Ltd., FHA Project No.114-35266-PM-L8 (a limited partnership), as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July, 1993, Consolidated Audit Guide for Audits of HUD Programs. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Heritage Square, Ltd. as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 4, 1997 on our consideration of the Partnership's internal control structure and two reports dated February 4, 1997 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Heritage Square, Ltd.
Independent Auditor's Report
Page 2


Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data (shown on pages 13 through 18) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Heritage Square, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/  SCOTT & COMPANY

February 4, 1997

Independent Auditor's Employer
Identification Number 76-0120424
William F. Scott - Proprietor

[LOGO]
[NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

The Partners
Palm Springs Senior Citizens Complex
Culver City, California

We have audited the accompanying balance sheets of Palm Springs Senior Citizens Complex (a California partnership), CHFA Project No. 79-10-S, as of December 31, 1996 and 1995 and the related statements of operations, partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Palm Springs Senior Citizens Complex as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards we have also issued a report dated January 22, 1997 on our consideration of Palm Springs Senior Citizens Complex's Inter al Control Structure and on its compliance with laws and regulations applicable to the California , assistance programs.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

January 22, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Panorama City I

We have audited the accompanying balance sheets of PANORAMA CITY I (a California limited partnership), FHA Project No. 122-35503-PM-L8 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panorama City I as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.
Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

            INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENTS AND
                     ADDITIONAL FINANCIAL DATA REQUIRED BY
              THE U.S. DEPARTMENT OF HOUSING AND URBAN DEVELOPMENT

To the Partners of
Panorama City II

We have audited the accompanying balance sheets of PANORAMA CITY II (a California limited partnership), FHA Project No. 122-35504-PM-L8 (the "Partnership"), as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and signif icant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Panorama City II as of December 31, 1996 and 1995, and the results of its operations, changes in its partners' deficiency, and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 17, 1997 on our consideration of the Partnership's internal control structure and a report dated February 17, 1997 on its compliance with laws and regulations.
Our audits were conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying additional 1996 financial data shown on pages 13 through 19 are presented for purposes of additional analysis and are not a required part of the financial statements. Such information has been subjected to the auditing procedures applied in the audit of the 1996 financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

    /s/ ALTSCHULER, MELVOIN AND GLASSER LLP

Los Angeles, California
February 17, 1997

                                     [LOGO]
                [ALTSCHULER, MELVOIN AND GLASSER LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Pine Lake Terrace Associates

We have audited the accompanying balance sheets of PINE LAKE TERRACE ASSOCIATES (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pine Lake Terrace Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Los Angeles, California
January 29, 1997

[LOGO]
[SCOTT & COMPANY LETTERHEAD]

Independent Auditor's Report

To the Partners of
Ranger Apartments, Ltd.
Ranger, Texas

HUD Field Office Director
Fort Worth, Texas

We have audited the accompanying balance sheet of Ranger Apartments, Ltd., FHA Project No. 113-35067-PM-SR-L8 (a limited partnership), as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the July, 1993, Consolidated Audit Guide for Audits of HUD Programs. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the above mentioned financial statements present fairly, in all material respects, the financial position of Ranger Apartments, Ltd. as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 27, 1997 on our consideration of the Partnership's internal control structure and two reports dated January 27, 1997 on its compliance with specific requirements applicable to major HUD programs and Affirmative Fair Housing.

Ranger Apartments, Ltd.
Independent Auditor's Report
Page 2

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data (shown on pages 12 through 17) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Ranger Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

/s/ SCOTT & COMPANY

January 27, 1997

Independent Auditor's Employer
Identification Number 76-0120424
William F. Scott - Proprietor

[LOGO]
[BADER MARTIN ROSS & SMITH, P.S. LETTERHEAD]

Partners
Richland Senior Associates,
a limited partnership
Richland, Washington

                          Independent Auditors' Report

We have audited the accompanying balance sheets of Richland Senior Associates, a limited partnership, Project No. 171-35196, as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Senior Associates, a limited partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 1997, on our consideration of the partnership's internal control structure and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD (shown on pages 13 to 21) is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ BADER MARTIN ROSS & SMITH, P.S.

January 16, 1997

[LOGO]
[LITZ & COMPANY LETTERHEAD]

Florence Gardens Development Co.
aka Robert Farrell Manor
6330 San Vicente Boulevard, Suite 270
Los Angeles, California 90048

                          INDEPENDENT AUDITORS' REPORT
Gentlemen:

     We have audited the accompanying balance sheet of Robert Farrell Manor(HUD Project No. 122-35545-PM-L8) as of December 31, 1996, and the related statements of profit and loss, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No.122-35545-PM-L8 as of December 31, 1996, and the results of its operations, changes in equity and cash flows for the year then ended in conformity with generally accepted accounting principles, applied on a basis consistent with prior periods and with HUD requirements.

    In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U. S. Department of Housing and Urban Development, we have also issued a report dated January 23, 1997 on our consideration of Robert Farrell Manor's internal control structure, and reports dated January 23, 1997 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Affirmative Fair Housing.

    Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information, as shown in the attached Index, included in the report is presented for the purposes of additional analysis and is not a required part of the basic financial statements of HUD Project No. 122-35545-PM-L8. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/  LITZ & COMPANY
January 23, 1997
Erica M. Kish, CPA
Litz & Company
8906 W. Olympic Boulevard
Beverly Hills, CA 90211
(213) 272-1505
95-3537761

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS

                             DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                        1996              1995
                                                    -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $ 1,305,672       $ 1,103,818

CASH AND CASH EQUIVALENTS (Note 1)                    1,953,506         1,876,153
                                                    -----------       -----------
          TOTAL ASSETS                              $ 3,259,178       $ 2,979,971
                                                    ===========       ===========

                               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                               $     9,978       $    30,013
                                                    -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                  (124,854)         (127,847)
     Limited partners                                 3,374,054         3,077,805
                                                    -----------       -----------
                                                      3,249,200         2,949,958
                                                    -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                              $ 3,259,178       $ 2,979,971
                                                    ===========       ===========




   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                        1996          1995          1994
                                                     ---------     ---------      ---------
   INTEREST INCOME                                   $  65,261     $  60,997      $  44,640
                                                     ---------     ---------      ---------
   OPERATING EXPENSES:
       Legal and accounting                             50,013        40,173         50,860
       Management fees - general partner (Note 3)      254,448       254,448        254,448
       Administrative  (Note 3)                         48,342        53,592         45,130
                                                     ---------     ---------      ---------
        Total operating expenses                       352,803       348,213        350,438
                                                     ---------     ---------      ---------
   LOSS FROM OPERATIONS                               (287,542)     (287,216)      (305,798)

   DISTRIBUTIONS FROM LIMITED
         PARTNERSHIPS RECOGNIZED AS
         INCOME (Note 2)                               215,140       221,276        218,651

   EQUITY IN INCOME OF LIMITED
         PARTNERSHIP AND AMORTI-
         ZATION OF ACQUISITION
         COSTS (Note 2)                                371,644       455,651        393,230
                                                     ---------     ---------      ---------
   NET INCOME                                        $ 299,242     $ 389,711      $ 306,083
                                                     =========     =========      =========

   NET INCOME PER LIMITED PARTNERSHIP
         INTEREST (Note 1)                           $      38     $      50      $      39
                                                     =========     =========      =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                  STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                         General          Limited
                                         Partners         Partners           Total
                                        ----------       -----------      ----------
     EQUITY (DEFICIENCY),
        January 1, 1994                 $ (134,805)      $ 2,388,969      $2,254,164

        Net income for 1994                  3,061           303,022         306,083
                                        ----------       -----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1994                 (131,744)        2,691,991       2,560,247

        Net income for 1995                  3,897           385,814         389,711
                                        ----------       -----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1995                 (127,847)        3,077,805       2,949,958

        Net income for 1996                  2,993           296,249         299,242
                                        ----------       -----------      ----------
     EQUITY (DEFICIENCY),
        December 31, 1996               $ (124,854)      $ 3,374,054      $3,249,200
                                        ==========       ===========      ==========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                           1996          1995          1994
                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                           $  299,242    $  389,711    $  306,083
   Adjustments to reconcile net income to
      net cash used in operating activities:
         Equity in income of limited partnerships
             and amortization of acquisition costs        (371,644)     (455,651)     (393,230)
         Increase (decrease) in accounts payable           (20,035)       (2,137)       30,764
                                                        ----------    ----------    ----------
            Net cash used in operating activities          (92,437)      (68,077)      (56,383)
                                                        ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contributions to limited partnerships           (19,568)        -             -
   Distributions from limited partnerships recognized
      as a return of capital                               189,358       236,216       168,223
                                                        ----------    ----------    ----------
           Net cash provided by investing activities       169,790       236,216       168,223
                                                        ----------    ----------    ----------
NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                       77,353       168,139       111,840

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR                                     1,876,153     1,708,014     1,596,174
                                                        ----------    ----------    ----------
CASH AND CASH EQUIVALENTS,
   END OF YEAR                                          $1,953,506    $1,876,153    $1,708,014
                                                        ==========    ==========    ==========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Net Income Per Limited Partnership Interest

       Net income per limited partner interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for all years presented.

       Cash and Cash Equivalents

       Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with one high credit quality financial institution. Such cash and cash equivalents are in excess of the FDIC insurance limit.

       Impairment of Long-Lived Assets

       The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

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

       Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $6,389,000 and $5,949,000 as of December 31, 1996 and 1995, respectively.

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                        1996                 1995
                                                                     ---------            ----------
       Investment balance, beginning of year                        $1,103,818            $  884,383
       Capital contributions to limited partnership                     19,568                 -
       Equity in income of limited partnerships                        379,156               463,163
       Amortization of capitalized acquisition
          costs and fees                                                (7,512)               (7,512)
       Cash distributions recognized as
         a return of capital                                          (189,358)             (236,216)
                                                                   -----------           -----------

       Investment balance, end of year                              $1,305,672            $1,103,818
                                                                    ==========            ==========

       The difference between the investment in the accompanying balance sheets at December 31, 1996 and 1995, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

       Selected financial information from the combined financial statements of the limited partnerships at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 is as follows:

                                 Balance Sheets

                                                                                1996            1995
                                                                              --------        --------
                                                                                   (in thousands)

       Land and buildings, net                                                $36,620          $38,311
                                                                              =======          =======

       Total assets                                                           $44,770          $46,029
                                                                              =======          =======

       Mortgages payable                                                      $49,989          $50,747
                                                                              =======          =======

       Total liabilities                                                      $53,423          $54,127
                                                                              =======          =======

       Deficiency of Real Estate Associates
         Limited V                                                            $(8,059)         $(7,613)
                                                                              =======          =======

       Deficiency of other partners                                           $  (595)         $  (485)
                                                                              =======          =======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                             1996              1995             1994
                                                           --------          --------         --------
                                                                          (in thousands)

       Total revenue                                        $12,644           $12,614          $12,798
                                                            =======           =======          =======

       Interest expense                                     $ 5,360           $ 5,517          $ 5,592
                                                            =======           =======          =======

       Depreciation                                         $ 1,902           $ 1,886          $ 2,122
                                                            =======           =======          =======

       Total expenses                                       $12,702           $12,703          $12,953
                                                            =======           =======          =======

       Net loss                                             $   (59)          $   (89)         $  (155)
                                                            =======           =======          =======

       Net loss allocable to the Partnership                $   (59)          $   (41)         $  (107)
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

       An affiliate of NAPICO is the general partner in 4 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $41,359 and $33,401 in 1996, 1995 and 1994, respectively The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:

                                                               1996            1995             1994
                                                             --------        --------         --------
                                                                          (in thousands)

       Total assets                                          $ 3,744           $3,854
                                                             =======           ======

       Total liabilities                                     $ 4,864           $4,932
                                                             =======           ======

       Deficiency of Real Estate Associates Limited V        $(1,002)          $ (970)
                                                             =======           ======

       Deficiency of other partners                          $  (117)          $ (107)
                                                             =======           ======

       Total revenue                                         $   914           $  914           $  915
                                                             =======           ======           ======

       Net loss                                              $   (37)          $  (56)          $   (8)
                                                             =======           ======           ======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996



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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $19,287, $17,820 and $17,171 in 1996, 1995
       and 1994, respectively, and is included in operating expenses.

4.     CONTINGENCIES

       The corporate general partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

7.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $3,000, between the estimated nine-month equity in income and the actual 1996 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    Year Ended December 31, 1996
                              ---------------------------------------------------------------------
                                                           Cash            Equity
                                Balance     Capital      Distri-             In           Balance
                                January     Contri-      butions           Income         December
Limited Partnerships            1, 1996     butions      Received          (Loss)         31, 1996
--------------------          ----------    -------      ---------        ---------      ----------
Bickerdike                     $  469,653    $            $ (89,144)       $ 252,064      $  632,573

Canoga Park                                                  (1,725)           1,766              41
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   193,398                   (91,967)          33,119         134,550
Hamlin Estate                                 19,568                         (19,568)
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                  440,767                    (6,522)         104,263         538,508
Robert Farrell Manor
                               ----------    -------      ---------        ---------      ----------
                               $1,103,818    $19,568      $(189,358)       $ 371,644      $1,305,672
                               ==========    =======      =========        =========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                    Year Ended December 31, 1995
                              ---------------------------------------------------------------------
                                                           Cash
                                Balance     Capital      Distri-           Equity         Balance
                                January     Contri-      butions             In           December
Limited Partnerships            1, 1995     butions      Received          Income         31, 1995
--------------------          ----------    -------      ---------        ---------      ----------
Bickerdike                       $275,290  $              $ (89,144)       $ 283,507      $ 469,653
Canoga Park                                                  (6,124)           6,124           -
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   272,242                  (126,112)          47,268         193,398
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
                                 ========  =========      =========        =========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)
                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                    Year Ended December 31, 1994
                              ---------------------------------------------------------------------
                                                           Cash            Equity
                                Balance     Capital      Distri-             In           Balance
                                January     Contri-      butions           Income         December
Limited Partnerships            1, 1994     butions      Received          (Loss)         31, 1994
--------------------          ----------    -------      ---------        ---------      ----------
Bickerdike                       $134,059  $              $(89,144)         $230,375        $275,290
Canoga Park
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   260,191                   (70,824)          82,875         272,242
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                  265,126                    (8,255)          79,980         336,851
Robert Farrell Manor
                                 --------  --------       ---------         --------        --------
                                 $659,376  $     -        $(168,223)        $393,230        $884,383
                                 ========  =========      =========         ========        ========

                                                                       SCHEDULE
                                                                    (Continued)


                        REAL ESTATE ASSOCIATES LIMITED V
                      INVESTMENTS IN LIMITED PARTNERSHIPS
                                  YEARS ENDED
                        DECEMBER 31, 1996, 1995 AND 1994


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

                                                                   SCHEDULE III

                        REAL ESTATE ASSOCIATES LIMITED V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1996

                                       Number   Outstanding
                                         of       Mortgage                  Buildings, Furnishings                  Accumulated
Partnership/Location                   Apts.       Loan           Land            & Equipment           Total       Depreciation
--------------------                   ------   -----------    ----------   ----------------------   -----------    ------------
Bickerdike                               140    $ 7,366,536    $  348,255         $ 8,147,914        $ 8,496,169    $ 3,002,349
  Chicago, IL

Canoga Park Apts.                         14        782,044       197,662             840,371          1,038,033        414,766
  Los Angeles, CA

Castle Park Apts.                        209      8,217,155       337,676          10,702,876         11,040,552      4,760,384
  Normandy, MO

Centennial Townhomes                      88      2,579,416        80,987           2,947,009          3,027,996      1,165,854
  Fort Wayne, IN

Creekside Gardens                         50      1,729,731       197,447           1,792,671          1,990,118        619,973
  Loveland, CO

Delhaven Manor                           104      2,908,623        85,000           3,073,745          3,158,745      1,091,787
  Jackson, MS

Foxrun Apts., Ltd.                        70      2,023,926        56,892           2,425,714          2,482,606      1,262,483
  Orange, TX

Grandview Place Apts.                     48      1,635,930       183,000           1,899,802          2,082,802        677,981
  Missoula, MT

Hamlin Estates                            30      1,752,698       652,117           2,021,252          2,673,369        982,162
  Los Angeles, CA

Heritage Square Inc.                      50      1,486,597       106,000           1,659,105          1,765,105        894,841
  Texas City, TX

North River Club Apts.                    56      2,548,141       298,559           2,611,118          2,909,677      1,259,708
  Oceanside, CA

Palm Springs Senior                      116      4,238,435             -           5,198,495          5,198,495      2,649,250
  Citizens Housing
  Palm Springs, CA

Panorama City I                           14        707,594       185,103             753,640            938,743        388,929
  Los Angeles, CA

Panorama City II                          13        660,768       184,451             689,502            873,953        358,856
  Los Angeles, CA

Pine Lake Terrace Apts.                  111      3,816,730       484,000           3,822,097          4,308,097      2,398,124
  Garden Grove, CA

Plummer Village                           75      2,817,645       612,258           3,216,925          3,829,183      1,453,345
  Los Angeles, CA

Ranger Apts., Ltd.                        55      1,674,849        40,508           2,237,441          2,277,949      1,381,457
  Ranger, TX

Richland Three Rivers                     41      1,344,612             -           1,416,226          1,416,226        561,122
  Retirement Apts.
  Richland, WA

Robert Farrell Manor                      35      1,697,632       263,860           1,923,374          2,187,234        672,907
  Los Angeles, CA

Additional carrying value of real                                  98,367           2,145,038          2,243,403      1,340,104
  estate of investee limited
  partnerships not recorded on
  said limited partnerships
                                       -----    -----------    ----------         -----------        -----------    -----------
TOTAL                                  1,319    $49,989,062    $4,412,142         $59,524,313        $63,936,455    $27,316,382
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

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1996


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

           3.    Investments in property and equipment:


                                                                         Buildings,
                                                                        Furnishings,
                                                                            And
                                                       Land              Equipment                Total
                                                       ----              ---------                -----
Balance at January 1, 1994                           $4,368,142           $58,653,422            $63,021,564

Net additions during 1994                                  -                  548,623                548,623
                                                     ----------           -----------            -----------

Balance at December 31, 1994                          4,368,142            59,202,045             63,570,187

Net additions during 1995                                 -                   233,573                233,573
                                                     ----------           -----------            -----------

Balance at December 31, 1995                          4,368,142            59,435,618             63,803,760

Net additions during 1996                                44,000                88,695                132,695
                                                     ----------           -----------            -----------

Balance at December 31, 1996                         $4,412,142           $59,524,313            $63,936,455
                                                     ==========           ===========            ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1996



                                                                 Buildings,
                                                                Furnishings
                                                              and Equipment
                                                              -------------
ACCUMULATED DEPRECIATION:
------------------------

Balance, January 1, 1994                                        $22,018,658

Net additions, 1994                                               1,707,315
                                                                -----------

Balance, December 31, 1994                                       23,725,973

Net additions, 1995                                               1,766,520
                                                                -----------

Balance, December 31, 1995                                       25,492,493

Net additions, 1996                                               1,823,889
                                                                -----------

Balance, December 31, 1996                                      $27,316,382
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

CHARLES H. BOXENBAUM, 67, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 45, President and a director of NAPICO.

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

ALAN I. CASDEN, 51, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 53, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BRIAN D. GOLDBERG, 33, Chief Financial Officer of The Casden Company and a director of NAPICO.

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

SHAWN HORWITZ, 37, Executive Vice President and Chief Financial Officer.

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

BOB SCHAFER, 55, Senior Vice President and Corporate Controller.

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

PATRICIA W. TOY, 67, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 36, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)    At December 31, 1996, security ownership of management is as listed:

                                                                                                 Percentage of
                                                                          Amount and              Outstanding
                                                                          Nature of                 Limited
                                                                          Beneficial                Partner
Title of Class             Beneficial Owner                                  Owner                 Interests
--------------             ----------------                               ----------              -----------
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

ITEM 14.      FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORT ON
              FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1996 and 1995.

Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 1996, 1995 and 1994.

Schedule III - Real estate and accumulated depreciation, December 31, 1996.

The remaining schedules are omitted because the required information is included in the financial statements and notes thereto or they are not applicable or not required.

EXHIBITS

(3) Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #277645 which is hereby incorporated by reference.

(10) Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 7, 1982, and the nineteen contracts representing the partnership investment in local limited partnerships as previously filed at the Securities Exchange Commission, File #277645 which is hereby incorporated by reference.

(13)   Annual report to security holders:  Pages 37 to 45.

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Los Angeles, State of California.


REAL ESTATE ASSOCIATES LIMITED V

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


______________________________________________
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


______________________________________________
Bruce E. Nelson
Director and President


______________________________________________
Alan I. Casden
Director


______________________________________________
Henry C. Casden
Director


______________________________________________
Brian D. Goldberg
Director


______________________________________________
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer


______________________________________________
Bob E. Schafer
Senior Vice President and Corporate Controller