Form 10-Q
period 1997-03-31
REAL ESTATE ASSOCIATES LTD V
filed 1997-05-19
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                     For the Quarterly Ended MARCH 31, 1997

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997


PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets, March 31, 1997 and December 31, 1996.......................................1

          Statements of Operations,
               Three Months Ended March 31, 1997 and 1996............................................2

          Statement of Partners' Equity (Deficiency),
               Three Months Ended March 31, 1997.....................................................3

          Statements of Cash Flows,
               Three Months Ended March 31, 1997 and 1996............................................4

          Notes to Financial Statements..............................................................5

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................................9


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings.........................................................................10

 Item 6.  Exhibits and Reports on Form 8-K..........................................................10

 Signatures.........................................................................................11

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                    1997           1996
                                                                 (Unaudited)     (Audited)
                                                                -----------    -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                    $ 1,402,672    $ 1,305,672

CASH AND CASH EQUIVALENTS (Note 1)                                1,937,480      1,953,506
                                                                -----------    -----------

          TOTAL ASSETS                                          $ 3,340,152    $ 3,259,178
                                                                ===========    ===========


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                           $     3,015    $     9,978
                                                                -----------    -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                              (123,975)      (124,854)
     Limited partners                                             3,461,112      3,374,054
                                                                -----------    -----------

                                                                  3,337,137      3,249,200
                                                                -----------    -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                             $ 3,340,152    $ 3,259,178
                                                                ===========    ===========










   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                    1997         1996
                                                 ---------    ---------

INTEREST INCOME                                  $  21,578    $  16,196
                                                 ---------    ---------

OPERATING EXPENSES:
    Legal and accounting                            12,914       26,136
    Management fees - general partner (Note 3)      63,612       63,612
    Administrative  (Note 3)                        18,829        9,455
                                                 ---------    ---------

         Total operating expenses                   95,355       99,203
                                                 ---------    ---------

LOSS FROM OPERATIONS                               (73,777)     (83,007)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                               64,714       87,708

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                97,000      125,000
                                                 ---------    ---------

NET INCOME                                       $  87,937    $ 129,701
                                                 =========    =========


NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                          $      11    $      17
                                                 =========    =========








   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                        THREE MONTHS ENDED MARCH 31, 1997

                                   (Unaudited)

                                         General       Limited
                                         Partners      Partners      Total
                                        ----------    ----------   ----------

PARTNERSHIP INTERESTS,
      March 31, 1997                                       7,808
                                                      ==========


EQUITY (DEFICIENCY),
      January 1, 1997                   $ (124,854)   $3,374,054   $3,249,200

      Net income for the three months
      ended March 31, 1997                     879        87,058       87,937
                                        ----------    ----------   ----------

EQUITY (DEFICIENCY),
      March 31, 1997                    $ (123,975)   $3,461,112   $3,337,137
                                        ==========    ==========   ==========




















   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)


                                                                               1997          1996
                                                                           -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $    87,937    $   129,701
       Adjustments to reconcile net income to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs                         (97,000)      (125,000)
             Decrease in accounts payable                                       (6,963)       (11,149)
                                                                           -----------    -----------

                Net cash used in operating activities                          (16,026)        (6,448)
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                  --           91,967
                                                                           -----------    -----------


NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                                                    (16,026)        85,519

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,953,506      1,876,153
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,937,480    $ 1,961,672
                                                                           ===========    ===========














   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                     GENERAL

                     The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1996 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

                     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, and the results of operations and changes in cash flows for the three months then ended.

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

                     METHOD OF ACCOUNTING FOR INVESTMENT IN LIMITED PARTNERSHIPS

                     The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment balance and are being amortized on a straight line basis over the estimated lives of the underlying assets, which is generally 30 years.

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

                                 MARCH 31, 1997


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

                     IMPAIRMENT OF LONG-LIVED ASSETS

                     The Partnership adopted Statement of Financial Accounting Standards No. 121, Account for the Improvement of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of as of January 1, 1996 without a significant effect on its financial statements. The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

                     The Partnership holds limited partnership interests in 19 limited partnerships at March 31, 1997. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships as of March 31, 1997:

                        Balance, beginning of period                                 $1,305,672
                        Cash distributions recognized as a return of capital                  -
                        Amortization of acquisition costs                                (2,000)
                        Equity in income of limited partnerships                         99,000
                                                                                     ----------
                        Balance, end of period                                       $1,402,672
                                                                                     ==========

                     The following are unaudited combined estimated statements of operations for the three months ended March 31, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                                                                                      1997           1996
                                                                                   -----------    -----------
                             REVENUES
                                       Rental income                               $ 3,161,000    $ 3,153,000

                             EXPENSES
                                       Depreciation                                    476,000        471,000
                                       Interest                                      1,340,000      1,379,000
                                       Operating                                     1,360,000      1,325,000
                                                                                   -----------    -----------

                                                                                     3,176,000      3,175,000
                                                                                   -----------    -----------

                                       Net loss                                    $   (15,000)   $   (22,000)
                                                                                   ===========    ===========


         NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

         Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $64,000 for the three months ended March 31, 1997 and 1996.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1997


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

         The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $4,665 and $4,455 for the three months ended March 31, 1997 and 1996, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

         The corporate general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

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

                                 MARCH 31, 1997


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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


PART II.   OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

The corporate general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

     (a)    No exhibits are required per the provision of Item 7 of regulation
            S-K.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1997


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


                        REAL ESTATE ASSOCIATES LIMITED V
                        (a California limited partnership)


                        By:     National Partnership Investments Corp.
                                General Partner


                        Date:
                             ------------------------------------------


                        By:
                             ------------------------------------------
                             Bruce Nelson
                             President



                        Date:
                             ------------------------------------------


                        By:
                             ------------------------------------------
                             Shawn Horwitz
                             Executive Vice President and
                             Chief Financial Officer


                        Date:
                             ------------------------------------------