Form 10-Q
period 1997-06-30
REAL ESTATE ASSOCIATES LTD V
filed 1997-08-19
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarterly Ended JUNE 30, 1997

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


                                 Yes  [X]   No  [ ]

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997



PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

          Balance Sheets, June 30, 1997 and December 31, 1996 .......................    1

          Statements of Operations,
               Six and Three Months Ended June 30, 1997 and 1996 ....................    2

          Statement of Partners' Equity (Deficiency),
               Six Months Ended June 30, 1997 .......................................    3

          Statements of Cash Flows,
               Six Months Ended June 30, 1997 and 1996 ..............................    4

          Notes to Financial Statements .............................................    5

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................    9


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings .........................................................   10

 Item 6.  Exhibits and Reports on Form 8-K ..........................................   10

 Signatures..........................................................................   11

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                      1997             1996
                                                                  (Unaudited)       (Audited)
                                                                  -----------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $ 1,374,060      $ 1,305,672

CASH AND CASH EQUIVALENTS (Note 1)                                  2,016,814        1,953,506
                                                                  -----------      -----------
          TOTAL ASSETS                                            $ 3,390,874      $ 3,259,178
                                                                  ===========      ===========


                LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                             $     3,147      $     9,978
                                                                  -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                (123,469)        (124,854)
     Limited partners                                               3,511,196        3,374,054
                                                                  -----------      -----------
                                                                    3,387,727        3,249,200
                                                                  -----------      -----------
           TOTAL LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)    $ 3,390,874      $ 3,259,178
                                                                  ===========      ===========







   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

                SIX AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                    Six months    Three months    Six months    Three months
                                                      ended           ended          ended         ended
                                                   June 30, 1997  June 30, 1997  June 30, 1996  June 30, 1996
                                                   -------------  -------------  -------------  -------------

INTEREST INCOME                                      $  44,802      $  23,224      $  32,400      $  16,203
                                                     ---------      ---------      ---------      ---------
OPERATING EXPENSES:
    Legal and accounting                                39,252         19,364         39,657         13,521
    Management fees - general partner (Note 3)         127,224         63,612        127,224         63,612
    Administrative  (Note 3)                            29,031         17,176         22,042         12,588
                                                     ---------      ---------      ---------      ---------
         Total operating expenses                      195,507        100,152        188,923         89,721
                                                     ---------      ---------      ---------      ---------
LOSS FROM OPERATIONS                                  (150,705)       (76,928)      (156,523)       (73,518)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   95,232         30,518        119,913         71,341

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                   194,000         97,000        250,000        125,000
                                                     ---------      ---------      ---------      ---------
NET INCOME                                           $ 138,527      $ 129,701      $ 213,390      $ 122,823
                                                     =========      =========      =========      =========
NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                              $      18      $      17      $      27      $      16
                                                     =========      =========      =========      =========












   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                         SIX MONTHS ENDED JUNE 30, 1997

                                   (Unaudited)


                                          General        Limited
                                          Partners       Partners        Total
                                        -----------     ----------     ----------
PARTNERSHIP INTERESTS,
      June 30, 1997                                          7,808
                                                        ==========

EQUITY (DEFICIENCY),
      January 1, 1997                   $ (124,854)     $3,374,054     $3,249,200

      Net income for the six months
      ended June 30, 1997                    1,385         137,142        138,527
                                        ----------      ----------     ----------
EQUITY (DEFICIENCY),
      June 30, 1997                     $ (123,469)     $3,511,196     $3,387,727
                                        ==========      ==========     ==========



















   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)


                                                                 1997             1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $   138,527      $   213,390
       Adjustments to reconcile net income to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs           (194,000)        (250,000)
             Increase in other assets                                   -             (600)
             Decrease in accounts payable                          (6,831)         (28,919)
                                                              -----------      -----------
                Net cash used in operating activities             (62,304)         (66,129)
                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                  125,612          139,633
                                                              -----------      -----------

NET (DECREASE) INCREASE IN CASH
       AND CASH EQUIVALENTS                                        63,308           73,504

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  1,953,506        1,876,153
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      $ 2,016,814      $ 1,949,657
                                                              ===========      ===========












   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, and the results of operations for the six and three months then ended and changes in cash flows for the six months then ended.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 19 limited partnerships at June 30, 1997. The partnerships own residential rental projects consisting of 1,319 apartment units. The mortgage loans of these projects are insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships for the six months ended June 30, 1997:

     Balance, beginning of period                                   $1,305,672
     Cash distributions recognized as a
       return of capital                                              (125,612)
     Amortization of acquisition costs                                  (4,000)
     Equity in income of limited partnerships                          198,000
                                                                    ----------
     Balance, end of period                                         $1,374,060
                                                                    ==========

     The following are unaudited combined estimated statements of operations for the six months ended June 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:



                                         Six months       Three months      Six months     Three months
                                            ended            ended             ended           ended
                                        June 30, 1997    June 30, 1997     June 30, 1996   June 30, 1996
                                        -------------    -------------     -------------   -------------
              REVENUES
                Rental income            $ 6,322,000      $ 3,161,000      $ 6,308,000      $ 3,154,000
                                         -----------      -----------      -----------      -----------

              EXPENSES
                Depreciation                 952,000          476,000          942,000          471,000
                Interest                   2,680,000        1,340,000        2,758,000        1,379,000
                Operating                  2,720,000        1,360,000        2,650,000        1,325,000
                                         -----------      -----------      -----------      -----------

                                           6,352,000        3,176,000        6,350,000        3,175,000
                                         -----------      -----------      -----------      -----------

                Net loss                 $   (30,000)     $   (15,000)     $   (42,000)     $   (21,000)
                                         ===========      ===========      ===========      ===========


     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $127,000 for the six months ended June 30, 1997 and 1996.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $9,790 and $8,970 for the six months ended June 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1997


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

     The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in its Portfolio that are subject to governmental mortgage and rental subsidy programs. The Partnership has begun to incur expenses in connection with this review by various third party professionals. Amounts incurred to date are not material to the operating results of the Partnership.

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

                                  JUNE 30, 1997


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

                                  JUNE 30, 1997


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


                                REAL ESTATE ASSOCIATES LIMITED V
                                (a California limited partnership)


                                By: National Partnership Investments Corp. General Partner


                                Date:
                                     -----------------------------------------



                                By:
                                   -------------------------------------------
                                   Bruce Nelson
                                   President



                                Date:
                                     -----------------------------------------




                                 By:
                                    ------------------------------------------
                                    Charles H. Boxenbaum
                                    Chief Executive Officer


                                 Date:
                                     -----------------------------------------