Form 10-Q
period 1997-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1997-11-17
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 1997

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


                                 Yes [X]    No[ ]

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997


PART I.   FINANCIAL INFORMATION

 Item 1.     Financial Statements

        Balance Sheets, September 30, 1997 and December 31, 1996 .............1

        Statements of Operations,
             Nine and Three Months Ended September 30, 1997 and 1996 .........2

        Statement of Partners' Equity (Deficiency),
             Nine Months Ended September 30, 1997 ............................3

        Statements of Cash Flows,
             Nine Months Ended September 30, 1997 and 1996 ...................4

        Notes to Financial Statements ........................................5

 Item 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................9


PART II.  OTHER INFORMATION

 Item 1.     Legal Proceedings...............................................10

 Item 6.  Exhibits and Reports on Form 8-K ..................................10

 Signatures..................................................................11


                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                     ASSETS

                                                                     1997             1996
                                                               (Unaudited)       (Audited)
                                                               -----------      -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                   $ 1,475,659      $ 1,305,672

CASH AND CASH EQUIVALENTS (Note 1)                               2,231,614        1,953,506
                                                               -----------      -----------

          TOTAL ASSETS                                         $ 3,707,273      $ 3,259,178
                                                               ===========      ===========


                  LIABILITIES AND PARTNERS' EQUITY (DEFICIENCY)

LIABILITIES:
     Accounts payable                                          $    40,293      $     9,978
                                                               -----------      -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                             (120,676)        (124,854)
     Limited partners                                            3,787,656        3,374,054
                                                               -----------      -----------

                                                                 3,666,980        3,249,200
                                                               -----------      -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY (DEFICIENCY)                            $ 3,707,273      $ 3,259,178
                                                               ===========      ===========





   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS

             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                       Nine months        Three months        Nine months         Three months
                                                          ended              ended               ended                ended
                                                     Sept. 30, 1997       Sept. 30, 1997      Sept. 30, 1996     Sept. 30, 1996
                                                        ---------           ---------           ---------           ---------

INTEREST INCOME                                         $  69,437           $  24,636           $  51,755           $  19,357
                                                        ---------           ---------           ---------           ---------

OPERATING EXPENSES:
    Legal and accounting                                  110,717              58,189              41,192               1,535
    Management fees - general partner (Note 3)            190,836              63,612             190,836              63,612
    Administrative  (Note 3)                               45,887              16,857              31,108               9,066
                                                        ---------           ---------           ---------           ---------

       Total operating expenses                           347,440             138,658             263,136              74,213
                                                        ---------           ---------           ---------           ---------

LOSS FROM OPERATIONS                                     (278,003)           (114,022)           (211,381)            (54,856)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     404,783             263,727             197,297              77,384

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                      291,000              97,000             375,000             125,000
                                                        ---------           ---------           ---------           ---------

NET INCOME                                              $ 417,780           $ 246,705           $ 360,916           $ 147,528
                                                        =========           =========           =========           =========

NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                 $      54           $      32           $      46           $      19
                                                        =========           =========           =========           =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)

                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                   (Unaudited)


                                        General         Limited
                                        Partners        Partners        Total
                                       ----------     -----------     ----------


PARTNERSHIP INTERESTS,
    September 30, 1997                                     7,808
                                                      ==========


EQUITY (DEFICIENCY),
    January 1, 1997                    $ (124,854)     $3,374,054     $3,249,200

    Net income for the nine months
    ended September 30, 1997                4,178         413,602        417,780
                                       ----------      ----------     ----------

EQUITY (DEFICIENCY),
    September 30, 1997                 $ (120,676)     $3,787,656     $3,666,980
                                       ==========      ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                   (Unaudited)

                                                                            1997             1996
                                                                       -----------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                       $   417,780      $   360,916
      Adjustments to reconcile net income to
         net cash used in operating activities:
            Equity in income of limited partnerships
                and amortization of acquisition costs                     (291,000)        (375,000)
            Increase in other assets                                            --             (600)
            Increase (decrease) in accounts payable                         30,315          (29,439)
                                                                       -----------      -----------

               Net cash provided by (used in) operating activities         157,095          (44,123)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Distributions from limited partnerships recognized
         as a return of capital                                            121,013          139,633
                                                                       -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  278,108           95,510

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           1,953,506        1,876,153
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 2,231,614      $ 1,971,663
                                                                       ===========      ===========






   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997


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

    In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1997:

     Balance, beginning of period                             $ 1,305,672
     Cash distributions recognized as a return of capital        (121,013)
     Amortization of acquisition costs                             (6,000)
     Equity in income of limited partnerships                     297,000
                                                              -----------

     Balance, end of period                                   $ 1,475,659

    The following are unaudited combined estimated statements of operations for the nine months ended September 30, 1997 and 1996 for the limited partnerships in which the Partnership has investments:

                         Nine months      Three months       Nine months      Three months
                           ended              ended             ended             ended
                       Sept. 30, 1997    Sept. 30, 1997    Sept. 30, 1996    Sept. 30, 1996
                       --------------    --------------    --------------    --------------
    REVENUES
      Rental income     $9,483,000        $3,161,000          $9,462,000       $3,154,000
                        ----------        ----------          ----------       ----------

    EXPENSES
      Depreciation       1,428,000           476,000           1,413,000          471,000
      Interest           4,020,000         1,340,000           4,137,000        1,379,000
      Operating          4,080,000         1,360,000           3,975,000        1,325,000
                        ----------        ----------          ----------       ----------

                         9,528,000         3,176,000           9,525,000        3,175,000
                        ----------        ----------          ----------       ----------

         Net loss      $   (45,000)      $   (15,000)        $   (63,000)     $   (21,000)
                       ===========       ===========         ===========      ===========

    NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

    The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $52,323 for the nine months ended September 30, 1997.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1997


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

    Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $191,000 for the nine months ended September 30, 1997 and 1996.

    The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was $14,531 and $14,620 for the nine months ended September 30, 1997 and 1996, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1997


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

    The Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which it has invested. The Partnership has began to incur expenses in connection with this review by various third party professionals, which amounted to $52,323 for the nine months ended September 30, 1997.

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

                               SEPTEMBER 30, 1997


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

                               SEPTEMBER 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           REAL ESTATE ASSOCIATES LIMITED V
                           (a California limited partnership)


                           By: National Partnership Investments Corp.,
                               General Partner



                                ------------------------------------------------
                                Bruce Nelson
                                President


                            Date:
                                 -----------------------------------------------




                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:
                                 -----------------------------------------------