Form 10-K405/A
period 1996-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1998-04-06
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A
                                Amendment No. 1

                    Annual Report Pursuant to Section 13 or
                           15(d) of the Securities
                             Exchange Act of 1934

                 For the Fiscal Year Ended DECEMBER 31, 1996

                             Commission File Number
                                     0-12438

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

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden, Henry
C. Casden and Brian D. Goldberg.

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

At December 31, 1996, the Partnership has investments in 19 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1996, 1995 and 1994, the Partnership has a positive investment balance in only three local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total losses from the 19 local limited partnerships that were allocated to the Partnership were $59,000, $41,000 and $107,000 for the years ended December 31, 1996, 1995 and 1994, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the three partnerships with a positive investment balance, of $371,644, $455,651 and $393,230 for the years ended December 31, 1996, 1995 and
1994. During the year ended December 31, 1996, the Partnership contributed $19,568 to a local limited partnership, thereby allowing the Partnership to recognize a loss from that partnership in that amount, which reduced the income recognized from the partnerships with positive investment balances. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $6,389,000 and $5,949,000 as of December 31, 1996 and 1995, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $215,140, $221,276 and $218,651 for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1996, 1995 and 1994, the Partnership has cash and cash equivalents of $1,953,506, $1,876,153 and $1,708,014, respectively. These amounts are on deposit primarily with one high credit quality financial institution. Approximately $1,905,000, $1,875,000 and $1,707,000 of the balance at December 31, 1996, 1995 and 1994, respectively, was invested in cash equivalents earning interest. This resulted in the Partnership earning $65,261, $60,997 and $44,640 in interest income for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1996, management fees have remained constant at $254,448 for each of these years.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $50,013, $40,173 and $50,860 for the years ended December 31, 1996, 1995 and 1994, respectively. Administrative expenses were $48,342, $53,592 and $45,130 for the years ended December 31, 1996, 1995 and 1994, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $19,287, $17,820 and $17,171 for the years ended December 31, 1996, 1995 and 1994, respectively.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1996, 1995 and 1994. Contributing to the relative stability of operations at the local partnerships is the fact that a large portion of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government. Currently, eighteen of the nineteen local partnerships are receiving rental subsidies.

Total revenue for the 19 local partnerships has remained fairly constant, and was $12,644,000, $12,614,000 and $12,798,000 for the years ended December 31,
1996, 1995 and 1994, respectively.

Total expenses for the 19 local partnerships remained fairly consistent, and were $12,702,000, $12,703,000 and $12,953,000 for the years ended December 31,
1996, 1995 and 1994, respectively. Expenses decreased by $250,000 from 1994 and 1995 primarily as a result of a decrease in depreciation expense of $236,000 from 1994 and 1995, due to certain items becoming fully depreciated.

The total net loss for the 19 local partnerships for 1996, 1995 and 1994 aggregated $59,000, $89,000 and $155,000, respectively. The losses allocated to the partnership were $59,000, $41,000 and $107,000 for 1996, 1995 and 1994, respectively.

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

Chicago, Illinois
February 3, 1997

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

St. Louis, Missouri
January 22, 1997

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

/s/ EDWARD A. GEMMA

East Providence, Rhode Island
January 22, 1997

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

Pasadena, Texas
January 29, 1997

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

Kalispell, Montana
January 24, 1997

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

Pasadena, Texas
February 4, 1997

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

In accordance with Government Auditing Standards we have also issued a report dated January 22, 1997 on our consideration of Palm Springs Senior Citizens Complex's Internal Control Structure and on its compliance with laws and regulations applicable to the California , assistance programs.

/s/ NANAS, STERN, BIERS, NEINSTEIN AND CO. LLP

Beverly Hills, California
January 22, 1997

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

/s/ Altshuler, Melvoin and Glasser LLP

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

Pasadena, Texas
January 27, 1997

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

Seattle, Washington
January 16, 1997

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $254,448 for each of the three years in the period ended December 31, 1996.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $19,287, $17,820 and $17,171 in 1996, 1995 and 1994, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in 4 of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $41,359 and $33,401 in 1996, 1995 and 1994, respectively.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORT ON FORM 8-K:

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


REAL ESTATE ASSOCIATES LIMITED V

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


/s/  Charles H. Boxenbaum
---------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer

/s/ Bruce E. Nelson
---------------------------------------------
Bruce E. Nelson
Director and President

/s/ Alan I. Casden
---------------------------------------------
Alan I. Casden
Director

/s/ Henry C. Casden
---------------------------------------------
Henry C. Casden
Director

/s/ Brian D. Goldberg
---------------------------------------------
Brian D. Goldberg
Director

/s/ Shawn D. Horwitz
---------------------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer

/s/ Bob E. Schafer
---------------------------------------------
Bob E. Schafer
Senior Vice President and Corporate Controller