Form 10-Q/A
period 1997-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1998-04-06
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1

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


                                /s/  Bruce Nelson
                                ------------------------------------------------
                                Bruce Nelson
                                President


                            Date:  November 17, 1997
                                 -----------------------------------------------



                                /s/ Charles H. boxenbaum
                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:  November 17, 1997
                                 -----------------------------------------------