Form 10-K405
period 1997-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1998-04-08
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997

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

NAPICO is a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL V holds limited partnership interests in nineteen local limited partnerships as of December 31, 1997. Primarily all of these limited partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 1997, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 1997, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 1997

                                                  Units Authorized
                                                     For Rental
                                                     Assistance
                                    No. of             Under           Units       Percentage of
Name & Location                     Units             Section 8      Occupied       Total Units
---------------                 ----------------      ---------      --------      -------------
Bickerdike
  Chicago, IL                        140                 140            139             99%

Canoga Park Apartments
  Canoga Park, CA                     14                  14             14            100%

Castle Park Apartments
  Normandy, MO                       209                 209            203             97%

Centennial Townhomes
  Fort Wayne, IN                      88                  88             83             94%

Creekside Gardens
  Loveland, CO                        50                  50             47             94%

Del Haven Manor
  Jackson, MS                        104                 104            104            100%

Fox Run Apartments
  Orange, TX                          70                  70             67             96%

Grandview Place Apartments
  Missoula, MT                        48                  48             48            100%

Hamlin Estates
  Los Angeles, CA                     30                  30             28             93%

Heritage Square
  Texas City, TX                      50                  50             50            100%

North River Club Apartments
  Oceanside, CA                       56                  56             56            100%

Palm Springs Senior
Citizens Housing                     116                 116            113             97%
  Palm Springs, CA

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 1997
                                   (CONTINUED)


                                                  Units Authorized
                                                    For Rental
                                                    Assistance
                                    No. of             Under          Units        Percentage of
Name & Location                     Units             Section 8      Occupied       Total Units
---------------                 ----------------      ---------      --------      --------------
Panorama City I
  Los Angeles, CA                      14                 14            14               100%

Panorama City II
  Los Angeles, CA                      13                 13            13               100%

Pine Lake Terrace Apartments
  Garden Grove, CA                    111               None           110                99%

Plummer Village
  Los Angeles, CA                      75                 74            75               100%

Ranger Apartments
  Ranger, TX                           50                 50            48                96%

Richland Three Rivers
Retirement Apartments
  Richland, WA                         40                 40            39                98%

Robert Farrell Manor
  Los Angeles, CA                      35                 35            35               100%
                                    -----               ----         -----               ---
TOTALS                              1,313               1201         1,286                98%
                                    =====               ====         =====               ===

ITEM 2. PROPERTIES:

Through its investment in local limited partnerships, REAL V holds interests in real estate properties. See Item 1 and Schedule XI for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, REAL V's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL V.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by Lehman Brothers Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 1,497 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition.

ITEM 6. SELECTED FINANCIAL DATA:

                                                              Year Ended December 31,
                              ---------------------------------------------------------------------------------------
                                  1997               1996               1995              1994               1993
                              -----------        -----------        -----------        -----------        -----------
Loss From Operations          $  (515,423)       $  (287,542)       $  (287,216)       $  (305,798)          (336,239)

Distributions From
   Limited Partnerships
   Recognized as Income           381,171            215,140            221,276            218,651            245,331

Equity in Income of
   Limited Partnerships
   and amortization of
   acquisition costs              503,765            371,644            455,651            393,230            262,614
                              -----------        -----------        -----------        -----------        -----------

Net Income                    $   369,513        $   299,242        $   389,711        $   306,083        $   171,706
                              ===========        ===========        ===========        ===========        ===========

Net Income per Limited
   Partnership Interest       $        47        $        38        $        50        $        39        $        22
                              ===========        ===========        ===========        ===========        ===========



Total assets                  $ 3,795,448        $ 3,259,178        $ 2,979,971        $ 2,592,397        $ 2,255,550
                              ===========        ===========        ===========        ===========        ===========

Investments in Limited
   Partnerships               $ 1,616,811        $ 1,305,672        $ 1,103,818        $   884,383        $   659,376
                              ===========        ===========        ===========        ===========        ===========

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

At December 31, 1997, the Partnership has investments in 19 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The Partnership has a positive investment balance in only three local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 19 local limited partnerships that were allocated to the Partnership were $265,000, $(59,000) and $(41,000) for the years ended December 31, 1997, 1996 and 1995, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the three partnerships with a positive investment balance, of $503,765, $371,644 and $455,651 for the years ended December 31, 1997, 1996 and 1995, respectively. During the year ended December 31, 1996, the Partnership contributed $19,568 to a local limited partnership, thereby allowing the Partnership to recognize a loss from that partnership in that amount, which reduced the income recognized from the partnerships with positive investment balances. There were no contributions in 1997 and 1995. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,664,000 and $6,389,000 as of December 31, 1997 and 1996, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $381,171, $215,140 and $221,276 for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $2,178,637, $1,953,506 and $1,876,153, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. In addition, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1997 was significantly greater than in prior years. This resulted in the Partnership earning $93,956, $65,261 and $60,997 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets have not changed during each of the three years in the period ended December 31, 1997, management fees have remained constant at $254,448 for each of these years.

Under recent change in applicable law and policies applicable to government-assisted housing programs, the U.S. Department of Housing and Urban Development ("HUD") has determined not to renew housing assistance payment contracts ("HAP Contracts") on a long-term basis. In connection with renewals of the HAP Contracts under these changes in applicable law and policy, the amount of rental assistance payments under the HAP Contracts will be based on market rentals instead of above-market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount which would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing HUD-insured mortgage loans unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997, which was adopted in October 1997, provides for the restructuring of mortgage loans insured by HUD with respect to properties subject to government-assisted housing programs.

As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested are subject to HUD mortgage and rental subsidy programs. The partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $233,793 for the year ended December 31, 1997.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $56,789, $50,013 and $40,173 for the years ended December 31, 1997, 1996 and 1995, respectively. Administrative expenses were $298,142, $48,342 and $53,592 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totalled $20,978, $19,287 and $17,820 for the years ended December 31, 1997, 1996 and 1995, respectively. Also included in administrative expenses for 1997 is $233,793, approximately $178,000 of which is included in accounts payable at December 31, 1997, related to the aforementioned third-party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1997, 1996 and 1995. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 19 local partnerships has remained fairly constant, and was $12,911,000, $12,644,000 and $12,614,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

Total expenses for the 19 local partnerships remained fairly consistent, and were $12,637,000, $12,702,000 and $12,703,000 for the years ended December 31,
1997, 1996 and 1995, respectively.

The total net income (loss) for the 19 local partnerships for 1997, 1996 and 1995 aggregated $268,000, $(59,000) and $(89,000), respectively. The income (losses) allocated to the Partnership were $265,000, $(59,000) and $(41,000) for 1997, 1996 and 1995, respectively.

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

The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the index on item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 36 percent and 31 percent of total assets as of December 31, 1997 and 1996, respectively, and the equity in income of these limited partnerships represents 32 percent, 40 percent and 42 percent of the total net income of the Partnership for the years ended December 31, 1997, 1996 and 1995, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1998

                  [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]


                          Independent Auditor's Report



To the Partners
West Town Housing Partners


We have audited the accompanying balance sheet of West Town Housing Partners (a limited partnership) - F.H.A. Project No. 071-35490/IL06-0054-042 as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital and cash flows for the three years ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Town Housing Partners - F.H.A. Project No. 071-35490/IL06-0054-042 as of December 31, 1997 and 1996, and
the results of its operations, changes in partners' capital and its cash flows for the three years ended December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998, on our consideration of the Partnership's internal control and a report dated January 27, 1998, on its compliance with laws and regulations.

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


/s/ Philip Rootberg & Company, LLP


Chicago, Illinois
January 27, 1998

                               [JCCS LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the accompanying balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for the three years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership), as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for the three years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 30, 1998, on our consideration of Grandview Place's internal controls and reports dated January 30, 1998, on its compliance with laws and regulations.

JUNKERMIER, CLARK, CAMPANELLA, STEVENS, P.C.
Certified Public Accountants

January 30, 1998

                          Independent Auditors' Report

Partners
Richland Senior Associates,
  a limited partnership
Richland, Washington

We have audited the accompanying balance sheets of Richland Senior Associates, a limited partnership, Project No. 171-35196, as of December 31, 1997 and 1996, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Senior Associates, a limited partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued reports dated January 16, 1998, on our consideration of the Partnership's internal controls and on its compliance with laws and regulations.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data required by HUD is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ BADER MARTIN ROSS & SMITH, P.S.

January 16, 1998
Bader Martin Ross & Smith, P.S.
Seattle, Washington

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996




                                                        1997               1996
                                                    -----------        -----------

                                     ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)        $ 1,616,811        $ 1,305,672

CASH AND CASH EQUIVALENTS (Note 1)                    2,178,637          1,953,506
                                                    -----------        -----------

    TOTAL ASSETS                                    $ 3,795,448        $ 3,259,178
                                                    ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable                                  $   176,735        $     9,978
                                                    -----------        -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
  General partners                                     (121,158)          (124,854)
  Limited partners                                    3,739,871          3,374,054
                                                    -----------        -----------

                                                      3,618,713          3,249,200
                                                    -----------        -----------

    TOTAL LIABILITIES AND PARTNERS'
      EQUITY                                        $ 3,795,448        $ 3,259,178
                                                    ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                    1997            1996             1995
                                                 ---------        ---------        ---------
INTEREST INCOME                                  $  93,956        $  65,261        $  60,997
                                                 ---------        ---------        ---------

OPERATING EXPENSES:
Legal and accounting                                56,789           50,013           40,173
Management fees - general partner (Note 3)         254,448          254,448          254,448
Administrative (Note 3)                            298,142           48,342           53,592
                                                 ---------        ---------        ---------

       Total operating expenses                    609,379          352,803          348,213
                                                 ---------        ---------        ---------

LOSS FROM OPERATIONS                              (515,423)        (287,542)        (287,216)

DISTRIBUTIONS FROM LIMITED
PARTNERSHIPS RECOGNIZED AS
INCOME (Note 2)                                    381,171          215,140          221,276

EQUITY IN INCOME OF LIMITED
PARTNERSHIP AND AMORTI-
ZATION OF ACQUISITION
COSTS (Note 2)                                     503,765          371,644          455,651
                                                 ---------        ---------        ---------

NET INCOME                                       $ 369,513        $ 299,242        $ 389,711
                                                 =========        =========        =========


NET INCOME PER LIMITED PARTNERSHIP
INTEREST (Note 1)                                $      47        $      38        $      50
                                                 =========        =========        =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                General           Limited
                               Partners           Partners         Total
                              ----------        ----------       ----------
EQUITY (DEFICIENCY),
    January 1, 1995           $ (131,744)       $2,691,991       $2,560,247

    Net income for 1995            3,897           385,814          389,711
                              ----------        ----------       ----------

EQUITY (DEFICIENCY),
    December 31, 1995           (127,847)        3,077,805        2,949,958

    Net income for 1996            2,993           296,249          299,242
                              ----------        ----------       ----------

EQUITY (DEFICIENCY),
    December 31, 1996           (124,854)        3,374,054        3,249,200

    Net income for 1997            3,696           365,817          369,513
                              ----------        ----------       ----------

EQUITY (DEFICIENCY),
    December 31, 1997         $ (121,158)       $3,739,871       $3,618,713
                              ==========        ==========       ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                    1997              1996                1995
                                                                -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                $   369,513        $   299,242        $   389,711
      Adjustments to reconcile net income to
        net cash used in operating activities:
      Equity in income of limited partnerships
        and amortization of acquisition costs                      (503,765)          (371,644)          (455,651)
      Increase (decrease) in accounts payable                       166,757            (20,035)            (2,137)
                                                                -----------        -----------        -----------

      Net cash provided by (used in) operating activities            32,505            (92,437)           (68,077)
                                                                -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital contributions to limited partnerships                      --            (19,568)                --
      Distributions from limited partnerships recognized
        as a return of capital                                      192,626            189,358            236,216
                                                                -----------        -----------        -----------

      Net cash provided by investing activities                     192,626            169,790            236,216
                                                                -----------        -----------        -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                               225,131             77,353            168,139

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                           1,953,506          1,876,153          1,708,014
                                                                -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                              $ 2,178,637        $ 1,953,506        $ 1,876,153
                                                                ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Net Income Per Limited Partnership Interest

        Net income per limited partner interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for all years presented.

        Cash and Cash Equivalents

        Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit primarily with two high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

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

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $7,664,000 and $6,389,000 as of December 31, 1997 and 1996, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                              1997                1996
                                                           -----------        -----------
        Investment balance, beginning of year              $ 1,305,672        $ 1,103,818
        Capital contributions to limited partnership                --             19,568
        Equity in income of limited partnerships               511,277            379,156
        Amortization of capitalized acquisition
           costs and fees                                       (7,512)            (7,512)
        Cash distributions recognized as
          a return of capital                                 (192,626)          (189,358)
                                                           -----------        -----------
        Investment balance, end of year                    $ 1,616,811        $ 1,305,672
                                                           ===========        ===========

        The difference between the investment in the accompanying balance sheets at December 31, 1997 and 1996, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

        Selected financial information from the combined financial statements of the limited partnerships at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 is as follows:

                                 Balance Sheets
                                 --------------

                                                     1997            1996
                                                   --------        --------
                                                        (in thousands)
        Land and buildings, net                    $ 35,045        $ 36,620
                                                   ========        ========
        Total assets                               $ 43,820        $ 44,770
                                                   ========        ========
        Mortgages payable                          $ 49,994        $ 49,989
                                                   ========        ========
        Total liabilities                          $ 53,904        $ 53,423
                                                   ========        ========
        Deficiency of Real Estate Associates
          Limited V                                $ (9,396)       $ (8,059)
                                                   ========        ========
        Deficiency of other partners               $   (688)       $   (595)
                                                   ========        ========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations
                            ------------------------

                                                               1997           1996            1995
                                                             --------       --------        --------
                                                                           (in thousands)
        Total revenue                                        $ 12,911       $ 12,644        $ 12,614
                                                             ========       ========        ========
        Interest expense                                     $  5,281       $  5,360        $  5,517
                                                             ========       ========        ========
        Depreciation                                         $  1,911       $  1,902        $  1,886
                                                             ========       ========        ========
        Total expenses                                       $ 12,637       $ 12,702        $ 12,703
                                                             ========       ========        ========
        Net income (loss)                                    $    268       $    (59)       $    (89)
                                                             ========       ========        ========
        Net income (loss) allocable to the Partnership       $    265       $    (59)       $    (41)
                                                             ========       ========        ========

        Land and buildings, above, have been adjusted for the amount by which the investment in the limited partnerships exceeds the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO is the general partner in 4 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $42,600 and $41,359 in 1997, 1996 and 1995, respectively. The following sets forth the significant data for these partnerships, reflected in the accompanying financial statements using the equity method of accounting:


                                                              1997           1996            1995
                                                             -------        -------        -------
                                                                        (in thousands)
        Total assets                                         $ 3,628        $ 3,744
                                                             =======        =======
        Total liabilities                                    $ 4,821        $ 4,864
                                                             =======        =======
        Deficiency of Real Estate Associates Limited V       $(1,069)       $(1,002)
                                                             =======        =======
        Deficiency of other partners                         $  (124)       $  (117)
                                                             =======        =======
        Total revenue                                        $   913        $   914        $   914
                                                             =======        =======        =======
        Net loss                                             $    (4)       $   (37)       $   (56)
                                                             =======        =======        =======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)

        Under recent change in applicable law and policies applicable to government-assisted housing programs, the U.S. Department of Housing and Urban Development ("HUD") has determined not to renew housing assistance payment contracts ("HAP Contracts") on a long-term basis. In connection with renewals of the HAP Contracts under these changes in applicable law and policy, the amount of rental assistance payments under the HAP Contracts will be based on market rentals instead of above-market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount which would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing HUD-insured mortgage loans unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997, which was adopted in October 1997, provides for the restructuring of mortgage loans insured by HUD with respect to properties subject to government-assisted housing programs.

        As a result of the foregoing, the Partnership is undergoing an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $233,793 for the year ended December 31, 1997.

        A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.

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

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,978, $19,287 and $17,820 in 1997, 1996
        and 1995, respectively, and is included in operating expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


4.      CONTINGENCIES (Continued)

        The Partnership has assessed the potential impact of the Year 2000 computer systems issue on its operations. The Partnership believes that no significant actions are required to be taken by the Partnership to address the issue and that the impact of the Year 2000 computer systems issue will not materially affect the Partnership's future operating results or financial condition.

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

7.      FOURTH-QUARTER ADJUSTMENT

        The Partnership's policy is to record its equity in income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $213,000, between the estimated nine-month equity in income and the actual 1997 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       Year Ended December 31, 1997
                              -------------------------------------------------------------------------------
                                                                  Cash             Equity
                               Balance         Capital           Distri-             In             Balance
                               January         Contri-           butions            Income          December
Limited Partnerships           1, 1997         butions           Received           (Loss)          31, 1997
--------------------         ----------       ----------        ----------        ----------       ----------
Bickerdike                   $  632,573       $                 $  (89,144)       $  328,341       $  871,770
Canoga Park                          41                            (23,653)           23,612
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                 134,550                            (73,306)           32,717           93,961
Hamlin Estate
Heritage Estates
North River Club Apts
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts
Richland Elderly                538,508                             (6,523)          119,095          651,080
Robert Farrell Manor
                             ----------       ----------        ----------        ----------       ----------
                             $1,305,672       $       --        $ (192,626)       $  503,765       $1,616,811
                             ==========       ==========        ==========        ==========       ==========

                                                                     SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                      Year Ended December 31, 1996
                            --------------------------------------------------------------------------------
                                                                 Cash            Equity
                              Balance         Capital           Distri-             In             Balance
                              January         Contri-           butions           Income           December
Limited Partnerships          1, 1996         butions           Received           (Loss)          31, 1996
--------------------        ----------       ----------        ----------        ----------       ----------
Bickerdike                  $  469,653       $                 $  (89,144)      $  252,064         $  632,573
Canoga Park                                                        (1,725)           1,766                 41
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                193,398                            (91,967)          33,119            134,550
Hamlin Estate                                    19,568                            (19,568)
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts
Richland Elderly               440,767                             (6,522)         104,263            538,508
Robert Farrell Manor
                            ----------       ----------        ----------       ----------         ----------
                            $1,103,818       $   19,568        $ (189,358)      $  371,644         $1,305,672
                            ==========       ==========        ==========       ==========         ==========

                                                                      SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                     Year Ended December 31, 1995
                            --------------------------------------------------------------------------------
                                                                 Cash
                              Balance         Capital           Distri-           Equity           Balance
                              January         Contri-           butions             In             December
Limited Partnerships          1, 1995         butions           Received          Income           31, 1995
                            ----------       ----------        ----------        ----------       ----------
Bickerdike                  $  275,290       $                 $  (89,144)       $  283,507       $  469,653
Canoga Park                                                        (6,124)            6,124               --
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                272,242                           (126,112)           47,268          193,398
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village                                                    (8,872)            8,872
Ranger Apts
Richland Elderly               336,851                             (5,964)          109,880          440,767
Robert Farrell Manor
                            ----------       ----------        ----------        ----------       ----------
                            $  884,383       $       --        $ (236,216)       $  455,651       $1,103,818
                            ==========       ==========        ==========        ==========       ==========

                                                                      SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                       REAL ESTATE ASSOCIATES LIMITED V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 1997

                                   Number    Outstanding                  Buildings,
                                     of       Mortgage                    Furnishing                    Accumulated    Construction
Partnership/Location                Apts.      Loan          Land        & Equipment      Total        Depreciation      Period
------------------------------     ------    -----------   -----------   ------------   ------------   -------------   ------------
Bickerdike                           140     $7,329,138       $348,255       $8,158,434     $8,506,689     $3,210,354         1983
 Chicago, IL
Canoga Park Apts.                     14        772,260        197,662          840,371      1,038,033        441,002    1982-1983
 Los Angeles, CA
Castle Park Apts.                    209      8,117,309        337,676       10,724,440     11,062,116      5,129,824    1982-1983
 Normandy, MO
Centennial Townhomes                  88      2,568,770         80,987        2,956,246      3,037,233      1,256,908    1982-1983
 Fort Wayne, IN
Creekside Gardens                     50      1,709,780        197,447        1,785,603      1,983,050        657,733    1982-1983
 Loveland, CO
Delhaven Manor                       104      2,893,186         85,000        3,109,239      3,194,239      1,174,572    1982-1983
 Jackson, MS
Foxrun Apts., Ltd.                    70      1,999,809         56,892        2,469,447      2,526,339      1,348,225    1982-1983
 Orange, TX
Grandview Place Apts.                 48      1,626,586        183,000        1,934,312      2,117,312        728,896    1982-1983
 Missoula, MT
Hamlin Estates                        30      1,741,686        652,117        2,021,252      2,673,369      1,048,028    1982-1983
 Los Angeles, CA
Heritage Square Inc.                  50      1,468,914        106,000        1,688,638      1,794,638        955,910    1982-1983
 Texas City, TX
North River Club Apts.                56      2,548,141        298,559        2,659,060      2,957,619      1,356,013    1982-1983
 Oceanside, CA
Palm Springs Senior                  116      4,216,003              -        5,198,495      5,198,495      2,817,415          (A)
 Citizens Housing
 Palm Springs, CA
Panorama City I                       14        698,416        185,103          753,640        938,743        412,085    1982-1983
 Los Angeles, CA
Panorama City II                      13        652,198        184,451          689,502        873,953        379,850    1982-1983
 Los Angeles, CA
Pine Lake Terrace Apts.              111      3,776,198        484,000        3,822,097      4,306,097      2,535,672          (A)
 Garden Grove, CA
Plummer Village                       75      3,181,912        612,258        3,233,300      3,845,558      1,545,850    1982-1983
 Los Angeles, CA
Ranger Apts., Ltd.                    55      1,659,089         40,508        2,250,328      2,290,836      1,450,573    1983-1984
 Ranger, TX
Richland Three Rivers                 41      1,337,199              -        1,416,226      1,416,226        594,242    1982-1983
 Retirement Apts.
 Richland, WA
Robert Farrell Manor                  35      1,697,632        263,860        1,932,639      2,196,499        725,167    1982-1983
 Los Angeles, CA
Additional carrying value of real                               98,367        2,145,036      2,243,403      1,387,464
estate of invested limited
partnerships not recorded on
said limited partnerhsips
                                    -----    -----------    ----------      -----------    -----------    -----------
TOTAL                               1,319    $49,994,228    $4,412,142      $59,788,305    $64,200,447    $29,155,783
                                    =====    ===========    ==========      ===========    ===========    ===========


(A) This project was complete when REAL V entered the partnership

                                                                    SCHEDULE III
                                                                    (Continued)

                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1997


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

        3.     Investments in property and equipment:


                                                      Buildings,
                                                     Furnishings,
                                                        And
                                      Land            Equipment            Total
                                   -----------       -----------       -----------
Balance at January 1, 1995         $ 4,368,142       $59,202,045       $63,570,187

Net additions during 1995                   --           233,573           233,573
                                   -----------       -----------       -----------

Balance at December 31, 1995         4,368,142        59,435,618        63,803,760

Net additions during 1996               44,000            88,695           132,695
                                   -----------       -----------       -----------

Balance at December 31, 1996         4,412,142        59,524,313        63,936,455

Net additions during 1997                    0           263,992           263,992
                                   -----------       -----------       -----------

Balance at December 31, 1997       $ 4,412,142       $59,788,305       $64,200,447
                                   ===========       ===========       ===========

                                                                    SCHEDULE III
                                                                    (Continued)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1997


                                 Buildings,
                                 Furnishings
                                 and Equipment
                                 -----------
ACCUMULATED DEPRECIATION:
Balance, January 1, 1995         $23,725,973

Net additions, 1995                1,766,520
                                 -----------

Balance, December 31, 1995        25,492,493

Net additions, 1996                1,823,889
                                 -----------

Balance, December 31, 1996        27,316,382

Net additions, 1997                1,839,401
                                 -----------

Balance, December 31, 1997       $29,155,783
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

CHARLES H. BOXENBAUM, 68, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 46, President and a director of NAPICO.

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

ALAN I. CASDEN, 52, Chairman of The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

HENRY C. CASDEN, 54, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

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

BOB SCHAFER, 56, Senior Vice President of Finance.

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

PATRICIA W. TOY, 68, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 37, Executive Vice President, General Counsel and Assistant Secretary.

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

NAPICO and several of its officers, directors and affiliates, including Charles
H. Boxenbaum, Bruce E. Nelson and Alan I. Casden, consented to the entry, on June 25, 1997, of an administrative cease and desist order by the U.S. Securities and Exchange Commission (the "Commission"), without admitting or denying any of the findings made by the Commission. The Commission found that NAPICO and others had violated certain federal securities laws in connection with transactions unrelated to the Partnership. The Commission's order did not impose any cost, burden or penalty on any partnership managed by NAPICO and does not impact NAPICO's ability to serve as the Partnership's Managing General Partner.

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

(b)       At December 31, 1997, security ownership of management is as listed:


                                                                         Percentage of
                                                     Amount and          Outstanding
                                                      Nature of             Limited
                                                     Beneficial             Partner
Title of Class       Beneficial Owner                   Owner              Interests
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $254,448 for each of the three years in the period ended December 31, 1997.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,978, $19,287 and $17,820 in 1997, 1996 and 1995, respectively, and is included in operating expenses.

An affiliate of NAPICO is the general partner in 4 of the limited partnerships in which the Partnership has an investment, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $42,600 and $41,359 in 1997, 1996 and 1995, respectively.

A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the real estate assets of the Partnership.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1997 and 1996.

Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 1997, 1996 and 1995.

Schedule III - Real estate and accumulated depreciation, December 31, 1997.

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

REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the year ended December 31, 1997.

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


REAL ESTATE ASSOCIATES LIMITED V

By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
      The General Partner


/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President



/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director



/s/ HENRY C. CASDEN
----------------------------------
Henry C. Casden
Director



/s/ BOB E. SCHAFER
----------------------------------
Bob E. Schafer
Senior Vice President of Finance