Form 10-K405/A
period 1997-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1998-04-17
CIK 702644

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

ITEM 1. BUSINESS:


Real Estate Associates Limited V ("REAL V" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 7, 1982. On July 7, 1982, Real Estate Associates Limited V offered 1,950 units consisting of 3,900 Limited Partnership Interests and Warrants to purchase 3,900 Additional Limited Partnership Interests through a public offering, managed by E.F. Hutton, Inc.

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA II"), a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Charles H. Boxenbaum and 2 unrelated individuals as limited partners. The business of REAL V is conducted primarily by NAPICO.


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



Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.

The partnerships in which REAL V has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL V became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL V's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL V has the right to replace the general partner of the local limited partnership, but otherwise does not have control of sale or financing, etc.


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
                                    =====               ====         =====               ===

ITEM 2. PROPERTIES:


The local limited partnerships in which REAL V holds interests, owns various multi-family rental properties. See Item 1 for information pertaining to these properties.



ITEM 3. LEGAL PROCEEDINGS:

As of December 31, 1997, REAL V's Corporate General Partner was a plaintiff or defendant in several lawsuits. None of these suits were related to REAL V.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

Not applicable.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:


The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1997, there were 1,497 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1997. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition.

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
                              ===========        ===========        ===========        ===========        ===========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF
        OPERATIONS:

LIQUIDITY


The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount.


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


As of December 31, 1997, 1996 and 1995, the Partnership has cash and cash equivalents of $2,178,637, $1,953,506 and $1,876,153, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. In addition, as a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1997 was significantly greater than in prior years. This resulted in the Partnership earning $93,956, $65,261 and $60,997 in interest income for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner. Should the Partnership complete the sale of interests, its obligations may be reduced and a distribution of cash may be disbursed to the partners.


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


Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future can flow.


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

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited Partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


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


The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment, changing legislation and concurrent inflation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.


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

JUNKERMIER, CLARK, CAMPANELLA, STEVENS, P.C.
Certified Public Accountants
Kalispell, Montana

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization


        Real Estate Associates Limited V (the "Partnership"), formed under the California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships, which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the corporate general partner and a wholly owned subsidiary of Casden Investment Corp., and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of REAL V is conducted primarily by NAPICO.


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
                                                             =======        =======        =======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997

2.      INVESTMENTS IN LIMITED PARTNERSHIPS (Continued)


        Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to the new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow.


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


        A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment, the Partnership.

        The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and
        (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS  (Continued)

        A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.



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


A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


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