Form 10-K405/A
period 1997-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1998-04-29
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-K/A


                                AMENDMENT NO. 2


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



Under recent adopted law and policy, HUD has determined not to renew HAP contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the FHA will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (the "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to HAP Contracts that have been renewed under the new policy. The restructured loans will be held by the current lender or another lender. Under MAHRAA, an FHA-insured mortgage loan can be restructured to reduce the annual debt service on such loan. There can be no assurance that the Partnership will be permitted to restructure its mortgage indebtedness pursuant to new HUD rules implementing MAHRAA or that the Partnership would choose to restructure such mortgage indebtedness if it were eligible to participate in the MAHRAA program. It should be noted that there are uncertainties as to the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA. Accordingly, the General Partners are unable to predict with certainty their impact on the Partnership's future cash flow. See Item 13 for discussion of proposal to be made by an affiliate of NAPICO to purchase from the Partnership the limited partnership interests held for investment by the Partnership.

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

A real estate investment trust ("REIT") organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the limited Partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the unaffiliated general partners of the local limited partnerships. Two of the unaffiliated local general partners have indicated that they will not agree to transfer their general partnership interests in the local limited partnerships. All but four of the general partners of the local partnerships are unaffiliated with NAPICO. For one of the four affiliated partnerships, an unaffiliated entity serves as a co-general partner. The value attributed to the management fees payable to the affiliate of NAPICO by the four affiliated local partnerships will be deducted in determining the purchase price to be paid to the limited partners.

If the purchase of the limited partnership interests held by the partnership is consummated, the Partnership intends to distribute to the limited partners the net proceeds from the sale and a significant portion of the cash held by the Partnership. The final terms of the purchase proposal have not yet been determined. A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


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

Los Angeles, California
April 6, 1998

                  [PHILIP ROOTBERG & COMPANY, LLP LETTERHEAD]


                          Independent Auditor's Report



To the Partners
West Town Housing Partners


We have audited the accompanying balance sheet of West Town Housing Partners (a limited partnership) - F.H.A. Project No. 071-35490/IL06-0054-042 as of December 31, 1997 and 1996, and the related statements of profit and loss, partners' capital and cash flows for each of the three years in the period ended
December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Town Housing Partners - F.H.A. Project No. 071-35490/IL06-0054-042 as of December 31, 1997 and 1996, and
the results of its operations, changes in partners' capital and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


Chicago, Illinois
January 27, 1998

                               [JCCS LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the accompanying balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership), as of December 31, 1997 and 1996, and the results of its operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

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


        A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the limited partnership interests held for investment by the Partnership.

        The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and
        (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the unaffiliated general partners of the local limited partnerships. Two of the unaffiliated local general partners have indicated that they will not agree to transfer their general partnership interests in the local limited partnerships. All but four of the local partners of the local partnerships are unaffiliated with NAPICO. For one of the four affiliated partnerships, an unaffiliated entity serves as a co-general partner. The value attributed to the management fees payable to the affiliate of NAPICO by the four affiliated local partnerships will be deducted in determining the purchase price to be paid to the limited partners.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS  (Continued)

        If the purchase of the limited partnership interests held by the Partnership is consummated, the Partnership intends to distribute to the limited partners the net proceeds from the sale and a significant portion of the cash held by the Partnership. The final terms of the purchase proposal have not yet been determined. A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


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

ITEM 11. EXECUTIVE COMPENSATION.


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


A real estate investment trust organized by an affiliate of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership the limited partnership interests held for investment by the Partnership.

The REIT proposes to purchase such limited partner interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partner interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies; (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other Casden affiliated partnerships. As of March 31, 1998, the REIT had completed buy-out negotiations with a majority of the unaffiliated general partners of the local limited partnerships. Two of the unaffiliated local general partners have indicated that they will not agree to transfer their general partnership interests in the local limited partnerships. All but four of the general partners of the local partnerships are unaffiliated with NAPICO. For one of the four affiliated partnerships, an unaffiliated entity serves as a co-general partner. The value attributed to the management fees payable to the affiliate of NAPICO by the four affiliated local partnerships will be deducted in determining the purchase price to be paid to the limited partners.

If the purchase of the limited partnership interests held by the Partnership is consummated, the Partnership intends to distribute to the limited partners the net proceeds from the sale and a significant portion of the cash held by the Partnership. The final terms of the purchase proposal have not yet been determined. A proxy is contemplated to be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the transaction.


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


REAL ESTATE ASSOCIATES LIMITED V

By:   NATIONAL PARTNERSHIP INVESTMENTS CORP.
      The General Partner



/s/ CHARLES H. BOXENBAUM
-----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer
April 7, 1998


/s/ BRUCE E. NELSON
-----------------------------------
Bruce E. Nelson
Director and President
April 7, 1998


/s/ ALAN I. CASDEN
----------------------------------
Alan I. Casden
Director
April 7, 1998


/s/ HENRY C. CASDEN
----------------------------------
Henry C. Casden
Director
April 7, 1998


/s/ BOB E. SCHAFER
----------------------------------
Bob E. Schafer
Senior Vice President of Finance
April 7, 1998