Form 10-K405/A
period 1996-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1998-05-20
CIK 702644

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


REAL ESTATE ASSOCIATES LIMITED V

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          The General Partner


/s/  Charles H. Boxenbaum
---------------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer
March 27, 1997


/s/ Bruce E. Nelson
---------------------------------------------
Bruce E. Nelson
Director and President
March 27, 1997


/s/ Alan I. Casden
---------------------------------------------
Alan I. Casden
Director
March 27, 1997


/s/ Henry C. Casden
---------------------------------------------
Henry C. Casden
Director
March 27, 1997


/s/ Brian D. Goldberg
---------------------------------------------
Brian D. Goldberg
Director
March 27, 1997


/s/ Shawn D. Horwitz
---------------------------------------------
Shawn D. Horwitz
Executive Vice President and
Chief Financial Officer
March 27, 1997


/s/ Bob E. Schafer
---------------------------------------------
Bob E. Schafer
Senior Vice President and Corporate Controller
March 27, 1997