Form 10-Q/A
period 1997-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1998-05-20
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                Amendment No. 1

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 1997

                         Commission File Number 0-12438

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


                                /s/  Bruce Nelson
                                ------------------------------------------------
                                Bruce Nelson
                                President


                            Date:  November 17, 1997
                                 -----------------------------------------------



                                /s/ Charles H. boxenbaum
                                ------------------------------------------------
                                Charles H. Boxenbaum
                                Chief Executive Officer



                            Date:  November 17, 1997
                                 -----------------------------------------------

[ARTICLE] 5
[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE PARTNERSHIP'S STATEMENTS OF EARNINGS AND BALANCE SHEETS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          DEC-31-1997
[PERIOD-START]                             JAN-10-1997
[PERIOD-END]                               SEP-30-1997
[CASH]                                       2,231,614
[SECURITIES]                                         0
[RECEIVABLES]                                        0
[ALLOWANCES]                                         0
[INVENTORY]                                          0
[CURRENT-ASSETS]                             2,231,614
[PP&E]                                               0
[DEPRECIATION]                                       0
[TOTAL-ASSETS]                               3,707,273
[CURRENT-LIABILITIES]                           40,293
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                             0
[OTHER-SE]                                   3,666,980
[TOTAL-LIABILITY-AND-EQUITY]                 3,707,273
[SALES]                                              0
[TOTAL-REVENUES]                               765,220
[CGS]                                                0
[TOTAL-COSTS]                                        0
[OTHER-EXPENSES]                               347,440
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                                417,780
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                            417,780
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                   417,780
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0