Form 10-Q
period 1998-06-30
REAL ESTATE ASSOCIATES LTD V
filed 1998-08-18
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarterly Ended JUNE 30, 1998

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


                                 Yes X  No____

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998



PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets, June 30, 1998 and December 31, 1997 ................1

          Statements of Operations,
               Six and Three Months Ended June 30, 1998 and 1997 .............2

          Statement of Partners' Equity (Deficiency),
               Six Months Ended June 30, 1998 ................................3

          Statements of Cash Flows,
               Six Months Ended June 30, 1998 and 1997 .......................4

          Notes to Financial Statements ......................................5

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................9


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ........................................12

 Item 6.  Exhibits and Reports on Form 8-K ..................................12

 Signatures .................................................................13


                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                          1998
                                                      (Unaudited)             1997
                                                      -----------         -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $ 1,803,267         $ 1,616,811

CASH AND CASH EQUIVALENTS (Note 1)                      2,154,276           2,178,637
                                                      -----------         -----------

   TOTAL ASSETS                                       $ 3,957,543         $ 3,795,448
                                                      ===========         ===========


              LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Accounts payable                                    $   116,558         $   176,735
                                                      -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
  General partners                                       (118,935)           (121,158)
  Limited partners                                      3,959,920           3,739,871
                                                      -----------         -----------

                                                        3,840,985           3,618,713
                                                      -----------         -----------

TOTAL LIABILITIES AND PARTNERS'
         EQUITY                                       $ 3,957,543         $ 3,795,448
                                                      ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                  Six months        Three months      Six months        Three months
                                                    ended              ended            ended             ended
                                                June 30, 1998      June 30, 1998     June 30, 1997     June 30, 1997
                                                -------------      -------------     -------------     -------------
INTEREST INCOME                                    $  49,937         $  23,085         $  44,802         $  23,224
                                                   ---------         ---------         ---------         ---------

OPERATING EXPENSES:
 Legal and accounting                                 43,898            25,713            39,252            19,364
 Management fees - general partner
   (Notes 2 and 3)                                   127,224            63,612           127,224            63,612
 Administrative (Note 3)                             175,956            93,214            29,031            17,176
                                                   ---------         ---------         ---------         ---------

         Total operating expenses                    347,078           182,539           195,507           100,152
                                                   ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                                (297,141)         (159,454)         (150,705)          (76,928)

DISTRIBUTIONS FROM LIMITED
 PARTNERSHIPS RECOGNIZED AS
 INCOME (Note 2)                                     277,413           134,903            95,232            30,518

EQUITY IN INCOME OF LIMITED
 PARTNERSHIP AND AMORTI-
 ZATION OF ACQUISITION
 COSTS (Note 2)                                      242,000           121,000           194,000            97,000
                                                   ---------         ---------         ---------         ---------

NET INCOME                                         $ 222,272         $  96,449         $ 138,527         $ 129,701
                                                   =========         =========         =========         =========


NET INCOME PER LIMITED PARTNERSHIP
INTEREST (Note 1)                                  $      28         $      12         $      18         $      17
                                                   =========         =========         =========         =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)


                                            General            Limited
                                            Partners           Partners           Total
                                           ----------         ----------        ----------

PARTNERSHIP INTERESTS                                             7,808
                                                              ==========


EQUITY (DEFICIENCY),
      January 1, 1998                      $ (121,158)        $3,739,871        $3,618,713

      Net income for the six months
      ended June 30, 1998                       2,223            220,049           222,272
                                           ----------         ----------        ----------

EQUITY (DEFICIENCY),
      June 30, 1998                        $ (118,935)        $3,959,920        $3,840,985
                                           ==========         ==========        ==========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                     1998                1997
                                                                 -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                $   222,272         $   138,527
       Adjustments to reconcile net income to
        net cash used in operating activities:
         Equity in income of limited partnerships
          and amortization of acquisition costs                     (242,000)           (194,000)
       Decrease in accounts payable                                  (60,177)             (6,831)
                                                                 -----------         -----------

       Net cash used in operating activities                         (79,905)            (62,304)

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
         as a return of capital                                       55,544             125,612
                                                                 -----------         -----------


NET INCREASE (DECREASE) IN CASH AND CASH
           EQUIVALENTS                                               (24,361)             63,308

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     2,178,637           1,953,506
                                                                 -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $ 2,154,276         $ 2,016,814
                                                                 ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1998


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, and the results of operations for the six and three months ended and changes in cash flows for the six months then ended.

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

                                  JUNE 30, 1998

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships for the six months ended June 30, 1998:

                                                                      1998
                                                                    ----------
        Balance, beginning of period                                $1,616,811
        Cash distributions recognized as a return of capital           (55,544)
        Amortization of acquisition costs                               (8,000)
        Equity in income of limited partnerships                       250,000
                                                                    ----------

        Balance, end of period                                      $1,803,267
                                                                    ==========

     The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                                   Six months         Three months           Six months          Three months
                                      ended               ended                 ended                ended
                                  June 30, 1998       June 30, 1998         June 30, 1997        June 30, 1997
                                  -------------       -------------         -------------        -------------
        REVENUES
           Rental income            $6,454,000         $3,227,000            $6,322,000            $3,161,000
                                    ----------         ----------            ----------            ----------

        EXPENSES
           Depreciation                956,000            478,000               952,000               476,000
           Interest                  2,640,000          1,320,000             2,680,000             1,340,000
           Operating                 2,724,000          1,362,000             2,720,000             1,360,000
                                   -----------       ------------           -----------           -----------

                                     6,320,000          3,160,000             6,352,000             3,176,000
                                   -----------       ------------           -----------           -----------

           Net loss                $   134,000       $     67,000           $   (30,000)          $   (15,000)
                                   ===========       ============           ===========           ===========

     NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

     Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $378,000 through June 30, 1998, including approximately $144,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

     A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

     The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies;
     (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

     A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1998


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $127,000 for the six months ended June 30, 1998 and 1997.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $10,500 and $9,800 for the six months ended June 30, 1998 and 1997, respectively, and is included in administrative expenses.

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

                                  JUNE 30, 1998


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

     Under recently adopted law and policy, HUD has determined not to renew housing assistance payments contracts ("HAP Contracts") on their existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. As a result, existing HAP Contracts that are renewed in the future on projects insured by the Federal Housing Administration of HUD ("FHA") will not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $378,000 through June 30, 1998, including approximately $144,000 for the six months ended June 30, 1998, which are included in general and administrative expenses.

     A real estate investment trust ("REIT") organized by affiliates of NAPICO has advised the Partnership that it intends to make a proposal to purchase from the Partnership certain of the limited partnership interests held for investment by the Partnership.

     The REIT proposes to purchase such limited partnership interests for cash, which it plans to raise in connection with a private placement of its equity securities. The purchase is subject to, among other things, (i) consummation of such private placement by the REIT; (ii) the purchase of the general partnership interests in the local limited partnerships by the REIT; (iii) the approval of HUD and certain state housing finance agencies;
     (iv) the consent of the limited partners to the sale of the local limited partnership interests held for investment by REAL V; and (v) the consummation of a minimum number of purchase transactions with other NAPICO affiliated partnerships. As of June 30, 1998, the REIT had completed buy-out negotiations with a majority of the general partners of the local limited partnerships.

     A consent solicitation statement will be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1998


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

                                  JUNE 30, 1998


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


                                 REAL ESTATE ASSOCIATES LIMITED V
                                 (a California limited partnership)


                                 By: National Partnership Investments Corp. General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                 Date:  8/14/98
                                      ------------------------------------------


                                        /s/ CHARLES H. BOXENBAUM
                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer



                                 Date:  8/14/98
                                      ------------------------------------------