Form 10-Q
period 1998-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1998-11-20
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 1998

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998



PART I.  FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets, September 30, 1998 and December 31, 1997 ..............................................1

          Statements of Operations,
               Nine and Three Months Ended September 30, 1998 and 1997 ..........................................2

          Statement of Partners' Equity (Deficiency),
               Nine Months Ended September 30, 1998 .............................................................3

          Statements of Cash Flows,
               Nine Months Ended September 30, 1998 and 1997 ....................................................4

          Notes to Financial Statements .........................................................................5

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............................................................9


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings ............................................................................12

 Item 6.  Exhibits and Reports on Form 8-K ......................................................................12

 Signatures .....................................................................................................13

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                     ASSETS

                                                             1998
                                                          (Unaudited)              1997
                                                          -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)              $ 1,970,005           $ 1,616,811

CASH AND CASH EQUIVALENTS (Note 1)                          1,886,276             2,178,637
                                                          -----------           -----------

   TOTAL ASSETS                                           $ 3,856,281           $ 3,795,448
                                                          ===========           ===========


                LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
   Accounts payable                                       $   121,040           $   176,735
                                                          -----------           -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
   General partners                                          (119,992)             (121,158)
   Limited partners                                         3,855,233             3,739,871
                                                          -----------           -----------

                                                            3,735,241             3,618,713
                                                          -----------           -----------

      TOTAL LIABILITIES AND PARTNERS'
         EQUITY                                           $ 3,856,281           $ 3,795,448
                                                          ===========           ===========



              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                       Nine months       Three months        Nine months         Three months
                                                          ended              ended              ended               ended
                                                      Sept. 30, 1998     Sept. 30, 1998     Sept. 30, 1997       Sept. 30, 1997
                                                      --------------     --------------     --------------       --------------
INTEREST INCOME                                         $  74,158           $  24,221           $  60,437           $  24,636
                                                        ---------           ---------           ---------           ---------

OPERATING EXPENSES:
   Legal and accounting                                    58,947              15,050             110,717              58,189
   Management fees - general partner (Notes 2 and 3)      190,836              63,612             190,836              63,612
   Administrative (Note 3)                                380,660             204,704              45,887              16,857
                                                        ---------           ---------           ---------           ---------

         Total operating expenses                         630,443             283,366             347,440             138,658
                                                        ---------           ---------           ---------           ---------

LOSS FROM OPERATIONS                                     (556,285)           (259,145)           (278,003)           (114,022)

DISTRIBUTIONS FROM LIMITED
   PARTNERSHIPS RECOGNIZED AS
   INCOME (Note 2)                                        309,813              32,400             404,783             263,727

EQUITY IN INCOME OF LIMITED
   PARTNERSHIP AND AMORTI-
   ZATION OF ACQUISITION
   COSTS (Note 2)                                         363,000             121,000             291,000              97,000
                                                        ---------           ---------           ---------           ---------

NET INCOME (LOSS)                                       $ 116,528           $(105,745)          $ 417,780           $ 246,705
                                                        =========           =========           =========           =========


NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP INTEREST (Note 1)                        $      15           $     (14)          $      54           $      32
                                                        =========           =========           =========           =========



              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)



                                               General              Limited
                                               Partners             Partners             Total
                                              ----------           ----------          ----------
PARTNERSHIP INTERESTS                                                   7,808
                                                                   ==========


EQUITY (DEFICIENCY),
      January 1, 1998                         $ (121,158)          $3,739,871          $3,618,713

      Net income for the nine months
      ended September 30, 1998                     1,166              115,362             116,528
                                              ----------           ----------          ----------

EQUITY (DEFICIENCY),
       September 30, 1998                     $ (119,992)          $3,855,233          $3,735,241
                                              ==========           ==========          ==========



         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                              1998                  1997
                                                                           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                            $   116,528           $   417,780
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Equity in income of limited partnerships
              and amortization of acquisition costs                           (363,000)             (291,000)
           Decrease in accounts payable                                        (55,695)               30,315
                                                                           -----------           -----------

              Net cash provided by (used in) operating activities             (302,167)              157,095

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contribution to limited partnerships                             (102,500)                   --
     Distributions from limited partnerships recognized
        as a return of capital                                                 112,306               121,013
                                                                           -----------           -----------

               Net cash provided by investing activities                         9,806               121,013
                                                                           -----------           -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                              (292,361)              278,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               2,178,637             1,953,506
                                                                           -----------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $ 1,886,276           $ 2,231,614
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

                               SEPTEMBER 30, 1998


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

     In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1998

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1998:

     Balance, beginning of period                                    $1,616,811
     Capital contributions                                              102,500
     Cash distributions recognized as a return of capital              (112,306)
     Amortization of acquisition costs                                  (12,000)
     Equity in income of limited partnerships                           375,000
                                                                     ----------

     Balance, end of period                                          $1,970,005
                                                                     ==========

     The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1998 and 1997 for the limited partnerships in which the Partnership has investments:

                            Nine months       Three months      Nine months       Three months
                               ended             ended             ended             ended
                          Sept. 30, 1998    Sept. 30, 1998    Sept. 30, 1997     Sept. 30, 1997
                          --------------    --------------    --------------     --------------
     REVENUES
        Rental income       $ 9,681,000       $ 3,227,000       $ 9,483,000        $ 3,161,000
                            -----------       -----------       -----------        -----------

     EXPENSES
        Depreciation          1,434,000           478,000         1,428,000            476,000
        Interest              3,960,000         1,320,000         4,020,000          1,340,000
        Operating             4,086,000         1,362,000         4,080,000          1,360,000
                            -----------       -----------       -----------        -----------

                              9,480,000         3,160,000         9,528,000          3,176,000
                            -----------       -----------       -----------        -----------

        Net loss            $   201,000       $    67,000       $   (45,000)       $   (15,000)
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

                               SEPTEMBER 30, 1998

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

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $561,000 through September 30, 1998 and 1997, respectively, including approximately $327,000 and $52,000 for the nine months ended September 30, 1998, which are included in general and administrative expenses.

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

     A consent solicitation statement has been sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1998

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

     Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $191,000 for the nine months ended September 30, 1998 and 1997.

     The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $16,000 and $15,000 for the nine months ended September 30, 1998 and 1997, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                               SEPTEMBER 30, 1998

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

                               SEPTEMBER 30, 1998


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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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

     As a result of the foregoing, the Partnership is undergoing an extensive review of the properties in which the limited partnerships have invested that are subject to HUD mortgages and which may be sold to the REIT as set forth below. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural review and engineering costs, which amounted to approximately $561,000 through September 30, 1998 including approximately $327,000 and $52,000 for the nine months ended September 30, 1998 and 1997, respectively, which are included in general and administrative expenses.

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

     A consent solicitation statement has been be sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. As of November 2, 1998, the consents of the limited partners to the sale of the partnership interests and amendments to the Partnership Agreement have been obtained. In addition, the REIT has completed buy-out negotiations with a majority of the general partners of the local limited partnerships and has obtained approval from HUD.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT (Note 2). The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

     The corporate general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     A report 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

     On March 2, 1998 and June 26, 1998, Bond Purchase, L.L.C. and Everest Management, L.L.C.(the "Buyers") made two unsolicited tender offer to buy a certain number of units in the Partnership for a price of $615 and $150, respectively, per Unit. The Buyers did not contact the Corporate General Partner prior to commencing their tender offers. By letter dated July 8, 1998, the Corporate General Partner advised limited partners that it had determined not to take a position with respect to the tender offers but cautioned limited partners to consider certain items before determining whether to tender their Units to the Buyers. Copies of the letters from the Buyers are attached as Exhibits to this form 10-Q.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1998


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


                                        REAL ESTATE ASSOCIATES LIMITED V
                                        (a California limited partnership)


                                        By:    National Partnership Investments
                                               Corp. General Partner


                                               /s/ PAUL PATIERNO
                                               ---------------------------------
                                               Paul Patierno
                                               Chief Financial Officer



                                        Date:
                                             -----------------------------------



                                               /s/ CHARLES BOXENBAUM
                                               ---------------------------------
                                               Charles Boxenbaum
                                               Chief Executive Officer



                                        Date:
                                             -----------------------------------

BOND PURCHASE. L.L.C.
P.O. Box 26730
Kansas City, MO 64196

March 2, 1998

To the Holders of Limited Partnership Interest in Real Estate Associates Limited V.

RE: OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS FOR $615.00

Dear Investor:

     We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Limited V (the Partnership") for cash in the amount of $615.00 per Unit (which amount will be reduced by any cash distributions declared by the Partnership after the date of this letter). Our offer provides you with an opportunity to sell your Units now without the costly transfer fees and commission costs (typically up to 10%) usually paid by the seller in secondary market sales. ALL TRANSFER COSTS AND FEES WILL BE PAID BY BOND PURCHASE, L.L.C.

     We believe that it is appropriate for investors to have financial choices. Our offer gives you, the investor, the ability to make a decision about your continued involvement with the Partnership. You may no longer wish to continue with your investment in the Partnership for a number of reasons, including:

-    NO FURTHER IRS FILING

- HIGHEST OFFER - This offer is higher than the last reported trade of $250.05 (July 1, 1997 to August 31, 1997) in the secondary market.

- If you sell your units, 1998 will be the final year for which you receive a K-1 tax form from the partnership.

- You may be able to realize a tax loss that would reduce your taxes for 1998.

- The Partnership was closed sixteen years ago in 1982. Your money has been tied up for this long period with minimal return.

-    More immediate use for the cash tied up in your investment in the Units.

- The absence of a formal trading market for the Units and their resulting relative illiquidity.

     - The lack of any current cash distributions.

     - General disenchantment with real estate investments, particularly long-term investments in limited partnerships;

     Our offer is limited to 385 of the outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

     We will accept for purchase properly documented Units on a "first-received, first-buy" basis. You will be paid promptly following confirmation of a valid, properly executed Agreement of Transfer and other required transfer documents. We will pay for all Partnership transfer fees and costs. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

     We are real estate investors who are not affiliated with the Partnership or the General Partners. The General Partners of the Partnership have not analyzed, approved, endorsed or made any recommendation as to acceptance of the offer. The purchase offer has been determined solely at the discretion of Bond Purchase, L.L.C. and does not necessarily represent the true market value of each unit. We are seeking to acquire Units for investment purposes only and not with a view to their resale.

     An Agreement of Transfer is enclosed which you can use to accept our offer. Please execute page 3 of this document, as well as the Power of Attorney. Obtain all other required signatures and return the documentation in the enclosed envelope. Please note that all signatures must be medallion guaranteed. The transfer cannot be processed without signatures that are medallion guaranteed and failure to obtain them will result in needless delays. In addition, place your Unit Certificate in the enclosed envelope. We encourage you to act immediately if you are interested in accepting our offer as only 385 Units will be purchased.

     OUR OFFER WILL EXPIRE AT 5:00 PM ON APRIL 30, 1998, UNLESS EXTENDED.

     Please call William Teel at (816) 421-4670 if you have any questions.

Sincerely,

Bond Purchase, L.L.C.

                      [EVEREST MANAGEMENT, LLC Letterhead]
--------------------------------------------------------------------------------

                                  June 26, 1998

To the Holders of Limited Partnership Interests in
REAL ESTATE ASSOCIATES LTD. V

RE:      OFFER TO PURCHASE LIMITED PARTNERSHIP INTERESTS

Dear Investor:

        We are offering you an opportunity to sell your limited partnership interests (the "Units") in Real Estate Associates Ltd. V (the "Partnership") for cash in the amount of $150 per Unit (which amount will be reduced by any cash distributions made to you by the Partnership after May 31, 1998 and any transfer fees charged by the Partnership). Our offer provides you with an opportunity to sell your Units now, without the costly commissions (typically up to 10% with a minimum of $ 150-200) usually paid by the seller in secondary market sales.

         OUR OFFER PRICE EXCEEDS BY $50 PER UNIT THE HIGHEST PRIOR OFFER TO PURCHASE YOUR UNITS OF WHICH WE ARE AWARE.

         THE PARTNERSHIP HAS MADE NO DISTRIBUTIONS FOR A NUMBER OF YEARS. We are long-term investors and can wait for the properties to be sold. Your choice is whether to stay in an investment that has not met your expectations, is MAKING NO CURRENT DISTRIBUTIONS and continue to incur tax liability, or sell your investment, receive $150 per Unit now and look for other investment opportunities: You incurred taxable income of $47 per Unit in 1997; such tax liability is likely to be the same or greater in 1998.

         You may no longer wish to continue with your investment in the Partnership for a number of other reasons, including:

     - ELIMINATION OF TROUBLESOME K-1's AND FURTHER IRS AND STATE TAX FILING REQUIREMENTS BEYOND THE 1998 TAX YEAR.

     - Liquidity now. The Partnership was formed over 16 years ago, with an original investment intent of potential capital gains on sale of the property.

     - Elimination of substantial annual fees for IRA or other pension plan investors.

     -  Elimination of significant accounting fees for the preparation of K-1's.

     - BECAUSE THERE ARE NO CURRENT DISTRIBUTIONS, IT IS PROBABLY COSTING YOU MONEY EACH YEAR TO HOLD THIS INVESTMENT.

        We are an investment company which buys units in dozens of under-performing limited partnerships and ARE NOT AFFILIATED WITH THE PARTNERSHIP OR THE GENERAL PARTNER. We are a tax exempt investor which does not suffer from the phantom income generated by this Partnership. To date, over 20,000 limited partners nationwide in over 200 limited partnerships have chosen to sell their partnership units to us. This has made Everest a leading and reliable choice for limited partnership investors seeking a time-efficient and cost-efficient liquidity option, which generally does not otherwise exist.

        Our offer is limited to only 234 (3%) of the 7,808 outstanding Units. If we were to acquire more than this amount, the administrative costs of our offer would become burdensome.

        WE WILL ACCEPT FOR PURCHASE PROPERLY DOCUMENTED UNITS ON A "FIRST-RECEIVED, FIRST-BUY" BASIS. You will be paid promptly following confirmation by the Partnership of a valid transfer. We are seeking to acquire Units for Investment purposes only. All investors who tender their Units will receive no further distributions from the Partnership, including any distribution on any liquidation of the Partnership's assets. We suggest that you contact your tax advisor to determine your particular tax consequences from a sale and your financial advisor regarding secondary market sale opportunities. All tenders of Units will be irrevocable and may not be rescinded or withdrawn.

        AN AGREEMENT OF TRANSFER IS ENCLOSED WHICH YOU CAN USE TO ACCEPT OUR OFFER. Please execute this document and return it (together with the original Partnership certificate, if available) in the enclosed envelope. We encourage you to act immediately if you are interested in accepting our offer, since only a limited number of Units will be purchased.

               OUR OFFER WILL EXPIRE AT 5:00 PM ON JULY 31, 1998.

        Please call us at (800) 611-4613 if you have any questions.

                                       Very truly yours,


                                       EVEREST MANAGEMENT, LLC