Form 10-K405
period 1998-12-31
REAL ESTATE ASSOCIATES LTD V
filed 1999-04-14
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1998

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

ITEM 1.  BUSINESS:

Real Estate Associates Limited V ("REAL V" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 7, 1982. On July 7, 1982, Real Estate Associates Limited V offered 1,950 units consisting of 3,900 Limited Partnership Interests and Warrants to purchase 3,900 Additional Limited Partnership Interests through a public offering, managed by E.F. Hutton Inc.

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA"), a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Charles H. Boxenbaum and two unrelated individuals, as limited partners. The business of REAL V is conducted primarily by NAPICO.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson, Alan I. Casden and Henry C. Casden.

REAL V holds limited partnership interests in 3 local limited partnerships as of December 31, 1998, after selling its interests in 16 local limited partnerships, in December 1998, to the Operating Partnership. Primarily all of these limited partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

The partnerships in which REAL V has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL V became the principal limited partner in these local limited partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL V's liability for obligations of the local limited partnership is limited to its investment. The local general partner of the local limited partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL V has the right to replace the general partner of the local limited partnership, but otherwise does not have control of sale or refinancing, etc.

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

During 1998, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 1998, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 1998

                                                             Units Authorized
                                                                For Rental
                                                                Assistance
                                       No. of                     Under                   Units             Percentage of
Name & Location                        Units                     Section 8              Occupied             Total Units
---------------                        ------                  -----------              --------             -----------
Bickerdike
  Chicago, IL                             140                       140                    137                    98%

Grandview Place Apartments
  Missoula, MT                             48                        48                     48                   100%

Richland Three Rivers
Retirement Apartments
  Richland, WA                             40                        40                     40                   100%
                                        -----                     -----                  -----

TOTALS                                    228                       228                    225                    99%
                                       ======                   =======                =======

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL V holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.


ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the REIT organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

As of December 31, 1998, REAL V's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits were related to REAL V.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.


PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1998, there were 1,433 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1998. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:

                                                                      Year Ended December 31,
                                    ------------------------------------------------------------------------------------------
                                        1998                1997                1996               1995              1994
                                    -----------         -----------         -----------         -----------         ----------

Loss From Operations               $  (723,112)       $  (515,423)       $  (287,542)       $  (287,216)          (305,798)

Gain on Sale of Limited
   Partnership Interests               849,749                 --                 --                 --                 --

Distributions From
   Limited Partnerships
   Recognized as Income                294,813            381,171            215,140            221,276            218,651

Equity in Income of
   Limited Partnerships
   and amortization of
   acquisition costs                (1,148,812)           503,765            371,644            455,651            393,230
                                   -----------        -----------        -----------        -----------        -----------

Net (Loss) Income                  $  (727,362)       $   369,513        $   299,242        $   389,711        $   306,083
                                   ===========        ===========        ===========        ===========        ===========
Net (Loss)Income per Limited
   Partnership Interest            $       (93)       $        47        $        38        $        50                 39
                                   ===========        ===========        ===========        ===========        ===========


Total assets                       $ 3,086,491        $ 3,795,448        $ 3,259,178          $297,9971        $ 2,592,397
                                   ===========        ===========        ===========        ===========        ===========
Investments in Limited
   Partnerships                    $   294,356        $ 1,616,811        $ 1,305,672        $ 1,103,818        $   884,383
                                   ===========        ===========        ===========        ===========        ===========




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF
        OPERATIONS:

LIQUIDITY

The Partnership's primary sources of funds include interest income on money market funds and certificates of deposit and distributions from local partnerships in which the Partnership has invested. It is not expected that any of the local limited partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. The Partnership made a cash distribution to investors in March 1999, which included using proceeds from the disposition of its investments in certain limited partnerships.

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

At December 31, 1998, the Partnership has investments in 3 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 16 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. At December 31, 1998, the Partnership has a positive investment balance in only two local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income (losses) from the 19 local limited partnerships that were allocated to the Partnership were $89,000, $265,000 and $(59,000) for the years ended December 31, 1998, 1997 and 1996, respectively. However, because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in (loss) income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $(1,148,813), $503,765 and $371,644 for the years ended December 31, 1998, 1997 and 1996, respectively. The loss in 1998 is the result of an impairment of approximately $1,640,000 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $21,000 and $7,664,000 as of December 31, 1998 and 1997, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $294,813, $381,171 and $215,140 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1998, 1997 and 1996, the Partnership has cash and cash equivalents of $1,728,900, $2,178,637 and $1,953,506, respectively.
Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. As a result of changing financial institutions where the cash and cash equivalents are on deposit, the interest rate earned on such deposits in 1998 and 1997 was significantly greater than in prior years. This resulted in the Partnership earning $95,546, $93,956 and $65,261 in interest income for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Since the invested assets did not change until the end of the three year period ended December 31, 1998, management fees have remained constant at $254,448 for each of these years.

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $390,255 and $233,793 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships, with a total carrying value of $59,691, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $1,063,235 and a net gain of $849,749, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and received subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses, which were generally consistent for the three years presented. Legal and accounting fees were $90,585, $56,789 and $50,013 for the years ended December 31, 1998, 1997 and 1996, respectively. Administrative expenses were $473,625, $298,142 and $48,342 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $20,976, $20,978 and $19,287 for the years ended December 31, 1998, 1997 and 1996, respectively. Also included in administrative expenses for 1998 and 1997 is $390,255 and $233,793, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships.

The results of operations of the local limited partnerships were fairly constant during the years ended December 31, 1998, 1997 and 1996. Contributing to the relative stability of operations at the local partnerships is the fact that substantially all of the local partnerships are operating apartment projects which are subsidized and have mortgage notes payable to or insured by agencies of the federal or local government.

Total revenue for the 19 local partnerships has remained fairly constant, and was $12,972,000, $12,911,000 and $12,644,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

Total expenses for the 19 local partnerships remained fairly consistent, and were $12,882,333, $12,637,000 and $12,702,000 for the years ended December 31,
1998, 1997 and 1996, respectively.

The total net income (loss) for the 19 local partnerships for 1998, 1997 and 1996 aggregated $90,000, $268,000 and $(59,000), respectively. The income (losses) allocated to the Partnership were $89,000, $265,000 and $(59,000) for 1998, 1997 and 1996, respectively.

The Partnership, as a limited partner in the local limited partnerships in which it has invested, is subject to the risks incident to the construction, management, and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and accordingly, the status of the national economy, including substantial unemployment, concurrent inflation and changing legislation, could increase vacancy levels, rental payment defaults, and operating expenses, which in turn, could substantially increase the risk of operating losses for the projects.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 5 percent and 36 percent of total assets as of December 31, 1998 and 1997, respectively, and the equity in income of these limited partnerships represents 12 percent, 32 percent and 40 percent of the total net income of the Partnership for the years ended December 31, 1998, 1997 and 1996, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships are audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
April 6, 1999

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


/s/ BADER MARTIN ROSS & SMITH, P.S.

January 16, 1998
Bader Martin Ross & Smith, P.S.
Seattle, Washington

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS


                                                                   1998               1997
                                                               -----------        -----------

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                   $   294,356        $ 1,616,811

CASH AND CASH EQUIVALENTS (Note 1)                               1,728,900          2,178,637

CASH DUE FROM ESCROW (Note 2)                                    1,063,235                  0
                                                               -----------        -----------

          TOTAL ASSETS                                         $ 3,086,491        $ 3,795,448
                                                               ===========        ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                          $   195,141        $   176,735
                                                               -----------        -----------



COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                             (128,432)          (121,158)
     Limited partners                                            3,019,782          3,739,871
                                                               -----------        -----------

                                                                 2,891,350          3,618,713
                                                               -----------        -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                         $ 3,086,491        $ 3,795,448
                                                               ===========        ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                          1998               1997               1996
                                                     -----------        -----------        -----------
INTEREST INCOME                                      $    95,546        $    93,956        $    65,261
                                                     -----------        -----------        -----------

OPERATING EXPENSES:
    Legal and accounting                                  90,585             56,789             50,013
    Management fees - general partner (Note 3)           254,448            254,448            254,448
    Administrative  (Note 3)                             473,625            298,142             48,342
                                                     -----------        -----------        -----------

           Total operating expenses                      818,658            609,379            352,803
                                                     -----------        -----------        -----------

LOSS FROM OPERATIONS                                    (723,112)          (515,423)          (287,542)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                 849,749                 --                 --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                    294,813            381,171            215,140

EQUITY IN (LOSS) INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                  (1,148,813)           503,765            371,644
                                                     -----------        -----------        -----------

NET (LOSS) INCOME                                    $  (727,363)       $   369,513        $   299,242
                                                     ===========        ===========        ===========


NET (LOSS) INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                              $       (93)       $        47        $        38
                                                     ===========        ===========        ===========






   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                  General              Limited
                                  Partners             Partners            Total
                                 -----------        -----------        -----------


EQUITY (DEFICIENCY),
       January 1, 1996           $  (127,847)       $ 3,077,805        $ 2,949,958

       Net income for 1996             2,993            296,249            299,242
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1996            (124,854)         3,374,054          3,249,200

       Net income for 1997             3,696            365,817            369,513
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1997            (121,158)         3,739,871          3,618,713

       Net income for 1998            (7,274)          (720,089)          (727,363)
                                 -----------        -----------        -----------

EQUITY (DEFICIENCY),
       December 31, 1998         $  (128,432)       $ 3,019,782        $ 2,891,350
                                 ===========        ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                               1998               1997               1996
                                                                           -----------        -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                         $  (727,363)       $   369,513        $   299,242
        Adjustments to reconcile net income to
           net cash used in operating activities:
              Gain on sale of partnership interests                           (849,749)
              Equity in income of limited partnerships
                  and amortization of acquisition costs                      1,148,813           (503,765)          (371,644)
              Increase (decrease) in accounts payable                           18,406            166,757            (20,035)
                                                                           -----------        -----------        -----------

                 Net cash provided by (used in) operating activities          (409,893)            32,505            (92,437)
                                                                           -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Costs incurred related to sale of partnership interests               (153,795)

        Capital contributions to limited partnerships                         (102,500)                --            (19,568)
        Distributions from limited partnerships recognized
           as a return of capital                                              216,451            192,626            189,358
                                                                           -----------        -----------        -----------

                Net cash provided by investing activities                      (39,844)           192,626            169,790
                                                                           -----------        -----------        -----------

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                         (449,736)           225,131             77,353

CASH AND CASH EQUIVALENTS,
        BEGINNING OF YEAR                                                    2,178,637          1,953,506          1,876,153
                                                                           -----------        -----------        -----------

CASH AND CASH EQUIVALENTS,
        END OF YEAR                                                        $ 1,728,900        $ 2,178,637        $ 1,953,506
                                                                           ===========        ===========        ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Organization

           Real Estate Associates Limited V (the "Partnership"), formed under the California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships, which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of REAL V is conducted primarily by NAPICO. Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

           Impairment of Long-Lived Assets

           The Partnership reviews long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. During 1998, the Partnership recognized an impairment loss of $1,639,535 related to certain of the investment in local limited partnerships, which has been included in equity in loss of limited partnerships.

2.         INVESTMENTS IN LIMITED PARTNERSHIPS

           The Partnership holds limited partnership interests in 3 limited partnerships as of December 31, 1998, after selling its interests in 16 limited partnerships. The limited partnerships owned as of December 31, 1998, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

           The Partnership, as a limited partner, is entitled to 75 percent to 99 percent of the profits and losses in these limited partnerships.

           Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           beyond their contributed capital. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $21,000 and $7,664,000 as of December 31, 1998 and 1997, respectively.

           Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

           The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                       1998               1997
                                                   -----------        -----------
Investment balance, beginning of year              $ 1,616,811        $ 1,305,672
Capital contributions to limited partnership           102,500                 --
Equity in income of limited partnerships            (1,134,562)           511,277
Investment balance in limited partnership
    interests sold                                     (59,691)
Amortization of capitalized acquisition
   costs and fees                                      (14,251)            (7,512)
Cash distributions recognized as
  a return of capital                                 (216,451)          (192,626)
                                                   -----------        -----------

Investment balance, end of year                    $   294,356        $ 1,616,811
                                                   ===========        ===========

           The difference between the investment in the accompanying balance sheets at December 31, 1998 and 1997, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account and cumulative distributions recognized as income.

           Selected financial information from the combined financial statements of the limited partnerships at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 is as follows:
                                 Balance Sheets

                                                                            1998            1997
                                                                         ----------        --------
                                                                                (in thousands)

           Land and buildings, net                                       $    7,509        $ 35,045
                                                                         ==========        ========

           Total assets                                                  $   12,016        $ 43,820
                                                                         ==========        ========

           Mortgages payable                                             $   10,232        $ 49,994
                                                                         ==========        ========

           Total liabilities                                             $   10,589        $ 53,904
                                                                         ==========        ========

           Equity (deficiency) of Real Estate Associates Limited V       $    1,874        $ (9,396)
                                                                         ==========        ========

           (Deficiency) of other partners                                $     (447)       $   (688)
                                                                         ==========        ========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                            Statements of Operations

                                                                1998           1997            1996
                                                               -------       --------        --------
                                                                          (in thousands)

          Total revenue                                        $ 12,972       $ 12,911       $ 12,644
                                                               ========       ========       ========

          Interest expense                                     $  5,215       $  5,281       $  5,360
                                                               ========       ========       ========

          Depreciation                                         $  1,933       $  1,911       $  1,902
                                                               ========       ========       ========

          Total expenses                                       $ 12,882       $ 12,637       $ 12,702
                                                               ========       ========       ========

          Net income (loss)                                    $     90       $    268       $    (59)
                                                               ========       ========       ========

          Net income (loss) allocable to the Partnership       $     89       $    265       $    (59)
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

           Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 4 of the limited partnerships included above, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $42,600 and $42,600 in 1998, 1997 and 1996, respectively. The following sets forth the significant data for these partnerships prior to the sale referred to above, reflected in the accompanying financial statements using the equity method of accounting:

                                                      1998               1997          1996
                                                     ----------        --------      --------
                                                                    (in thousands)

Total assets                                         $       --        $ 3,628
                                                     ==========        =======

Total liabilities                                    $       --        $ 4,821
                                                     ==========        =======

Deficiency of Real Estate Associates Limited V       $       --        $(1,069)
                                                     ==========        =======

Deficiency of other partners                         $       --        $  (124)
                                                     ==========        =======

Total revenue                                        $      930        $   913        $   914
                                                     ==========        =======        =======

Net loss                                             $      (14)       $    (4)       $   (37)
                                                     ==========        =======        =======

           These local limited partnerships were sold to the Operating Partnership on December 30, 1998.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

           MAHRAA provides that properties begin the restructuring process in federal fiscal year 1999 (beginning October 1, 1998). On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 1999. With respect to the local limited partnerships' expiring HAP Contracts, it is expected that the HAP payments will be reduced or terminated pursuant to the terms of MAHRAA.

           When the HAP Contracts are subject to renewal, there can be no assurance that the local limited partnerships in which the Partnership has an investment will be permitted to restructure its mortgage indebtedness under MAHRAA. In addition, the economic impact on the Partnership of the combination of the reduced payments under the HAP Contracts and the restructuring of the existing FHA-insured mortgage loans under MAHRAA is uncertain.

           As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal,

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998



2.         INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

           valuation, structural and engineering costs, which amounted to $390,255 and $233,793 for the years ended December 31, 1998 and 1997, respectively, and are included in general and administrative expenses.

           On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships, with a total carrying value of $59,691, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $1,063,235 and a net gain of $849,749 after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

           The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (iii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

           In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

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

           The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,976, $20,978 and $19,287 in 1998, 1997 and 1996, respectively, and is included in administrative expenses.

4.         CONTINGENCIES

           On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

4.         CONTINGENCIES (CONTINUED)

           general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek preliminary and permanent injunctive relief and other equitable relief, as well as compensatory and punitive damages. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

7.         FOURTH-QUARTER ADJUSTMENT

           The Partnership's policy is to record its equity in income (loss) of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners. The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $1,511,814, between the estimated nine-month equity in income and the actual year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                           Year Ended December 31, 1998
                               ------------------------------------------------------------------------------------------
                                                               Cash              Equity
                                 Balance        Capital        Distri-             In                           Balance
                                 January        Contri-        butions           Income                        December
Limited Partnerships             1, 1998        butions       Received           (Loss)          Sale          31, 1998
                               -----------     ----------   ------------      ------------     ----------     -----------
Bickerdike                     $   871,770     $            $    (89,144)     $   (542,134)    $              $   240,492
Canoga Park*
Castlepark*
Centennial Ft. Wayne*
Creekside Gardens*
Del Haven Manor*
Fox Run*
Grandview Place                     93,961                       (49,022)            8,925                         53,864
Hamlin Estate*
Heritage Estates*
North River Club Apts.*
Palm Springs *
Panorama City I*
Panorama City II*
Pine Lake Terrace*
Plummer Village*                                                 (15,000)           15,000
Ranger Apts.*
Richland Elderly                   651,080                        (6,523)         (644,557)
Robert Farrell Manor*                    0        102,500        (56,762)           13,953        (59,691)
                               -----------     ----------   ------------      ------------     ----------     -----------
                               $ 1,616,811     $  102,500   $   (216,451)     $ (1,148,813)    $  (59,691)    $   294,356
                               ===========     ==========   ============      ============     ==========     ===========


*Sold to the Operating Partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                 Year Ended December 31, 1997
                              -------------------------------------------------------------------------
                                                             Cash               Equity
                                Balance       Capital       Distri-              In          Balance
                                January       Contri-       butions             Income       December
Limited Partnerships            1, 1997       butions      Received             (Loss)       31, 1997
                              -----------     ------     ------------         ---------     -----------
Bickerdike                    $   632,573     $          $    (89,144)        $ 328,341     $   871,770
Canoga Park                            41                     (23,653)           23,612
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                   134,550                     (73,306)           32,717          93,961
Hamlin Estate
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                  538,508                      (6,523)          119,095         651,080
Robert Farrell Manor
                              -----------     ------     ------------         ---------     -----------
                              $ 1,305,672     $   --     $   (192,626)        $ 503,765     $ 1,616,811
                              ===========     ======     ============         =========     ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                 Year Ended December 31, 1996
                              --------------------------------------------------------------------------
                                                               Cash            Equity
                                Balance         Capital       Distri-            In            Balance
                                January         Contri-       butions          Income         December
Limited Partnerships            1, 1996         butions      Received          (Loss)         31, 1996
                              ------------     ---------   ------------      ----------      -----------
Bickerdike                    $    469,653     $           $    (89,144)     $  252,064      $   632,573
Canoga Park                                                      (1,725)          1,766               41
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place                    193,398                      (91,967)         33,119          134,550
Hamlin Estate                                     19,568                        (19,568)
Heritage Estates
North River Club Apts.
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts.
Richland Elderly                   440,767                       (6,522)        104,263          538,508
Robert Farrell Manor
                              ------------     ---------   ------------      ----------      -----------
                              $  1,103,818     $  19,568   $   (189,358)     $  371,644      $ 1,305,672
                              ============     =========   ============      ==========      ===========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                                   YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996


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

                         REAL ESTATE ASSOCIATES LIMITED V           SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1998


                                   NUMBER  OUTSTANDING                BUILDINGS,
                                     OF      MORTGAGE                FURNISHINGS                 ACCUMULATED   CONSTRUCTION
                                    APTS.      LOAN        LAND     AND EQUIPMENT      TOTAL     DEPRECIATION     PERIOD
                                   ------  ------------  ---------  -------------  ------------  ------------  ------------
LIMITED PARTNERSHIPS
BICKERDIKE                          140    $  7,287,056  $ 348,255   $ 8,173,230   $  8,521,485  $ 3,417,603         1983
  CHICAGO, IL
GRANDVIEW PLACE APTS.                48       1,616,057    183,000     1,966,318      2,149,318      780,223    1982-1983
   MISSOULS, MT
RICHLAND THREE RIVERS                41       1,328,868          0     1,416,226      1,416,226      627,362    1982-1983
  RICHLAND, WA
Additional carrying value of real                           48,075       586,542        634,617      387,594
 estate of investee limited
 partnerships not recorded on
 said limited partnerships

                                    ---    ------------  ---------   -----------   ------------  -----------

TOTAL                               229    $ 10,231,981  $ 579,330   $12,142,316   $ 12,721,646  $ 5,212,782
                                    ===    ============  =========   ===========   ============  ===========

                                                                    SCHEDULE III
                                                                     (Continued)

                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1998


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

           3.         Investments in property and equipment:


                                                                Buildings,
                                                               Furnishings,
                                                                   And
                                          Land                  Equipment                 Total
                                       ------------            ------------            ------------
Balance at January 1, 1996             $  4,368,142            $ 59,435,618            $ 63,803,760

Net additions during 1996                    44,000                  88,695                 132,695
                                       ------------            ------------            ------------

Balance at December 31, 1996              4,412,142              59,524,313              63,936,455

Net additions during 1997                         0                 263,992                 263,992
                                       ------------            ------------            ------------

Balance at December 31, 1997              4,412,142              59,788,305              64,200,447

Sale of Properties                       (4,132,972)            (47,991,613)            (52,124,585)

Net additions during 1998                   300,160                 345,624                 645,784
                                       ------------            ------------            ------------

Balance at December 31, 1998           $    579,330            $ 12,142,316            $ 12,721,646
                                       ============            ============            ============

                                                                    SCHEDULE III
                                                                     (Continued)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1998


                                       Buildings,
                                      Furnishings
                                     and Equipment
                                     ------------
ACCUMULATED DEPRECIATION:

Balance, January 1, 1996             $ 25,492,493

Net additions, 1996                     1,823,889
                                     ------------

Balance, December 31, 1996             27,316,382

Net additions, 1997                     1,839,401
                                     ------------

Balance, December 31, 1997             29,155,783

Sales of properties                   (25,858,008)

Net additions, 1998                     1,915,007
                                     ------------

Balance, December 31, 1998           $  5,212,782
                                     ============

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED V (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 69, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 47, President and a director of NAPICO.

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

ALAN I. CASDEN, 53, Chairman of Casden Properties Inc. and The Casden Company, an affiliate of Casden Properties (formerly CoastFed Properties), a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden is Chairman of the Board, Chief Executive Officer and sole shareholder of The Casden Company and Casden Investment Corporation. He also became the Chairman of the Board of Casden Properties, Inc. in 1998. Previously, he was the president and chairman of Mayer Group, Inc., which he joined in 1975. He is also chairman of Mayer Management, Inc., a real estate management firm.

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

HENRY C. CASDEN, 55, President, Chief Operating Officer and Secretary of The Casden Company and a director and secretary of NAPICO.

Mr. Casden has been President and Chief Operating Officer of The Casden Company, as well as a director of NAPICO since February 1988. He became secretary of both companies in late 1994. He also became the President of Casden Properties Inc. in 1998. From 1982 to 1988, Mr. Casden was of counsel and a partner in the Los Angeles law firm of Troy, Casden & Gould. From 1978 to 1981, he was of counsel and a partner in the Los Angeles law firm of Loeb & Loeb. From 1972 to 1978, Mr. Casden was a member of the Beverly Hills law firm of Fink & Casden, Professional Corporation.

Mr. Casden received his Bachelor of Arts degree from the University of California at Los Angeles, and is a graduate of the University of San Diego Law School. Mr. Casden is a member of the State Bar of California and has numerous professional affiliations.

PAUL PATIERNO, 42, Chief Financial Officer.

Mr. Patierno joined NAPICO in 1998 and is responsible for its financial affairs, as well as the limited partnerships sponsored by it. From 1995 until joining NAPICO in September 1998, Mr. Patierno was a senior manager in the affordable housing group of Altschuler, Melvoin and Glasser LLP, a national public accounting firm. From 1990 to 1995, he practiced public accounting with a firm specializing in real estate syndication. Mr. Patierno received his bachelor of science degree in accounting from California State University at Northridge, and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PATRICIA W. TOY, 69, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 38, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)        At December 31, 1998, security ownership of management is as listed:


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $254,448 for each of the three years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $20,976, $20,978 and $19,287 in 1998, 1997 and 1996, respectively, and is included in operating expenses.

Prior to the sale of certain partnership interests on December 30, 1998, an affiliate of NAPICO was the general partner in 4 of the limited partnerships in which the Partnership had an investment, and another affiliate received property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600, $42,600 and $42,600 in 1998, 1997 and 1996, respectively.

On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships, with a total carrying value of $59,691, to the Operating Partnership. The sale resulted in proceeds to the Partnership of $1,063,235 and a net gain of $909,440 after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and collected subsequent to year end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

The Operating Partnership purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Operating Partnership; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests held for investment by the Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1998 and 1997.

Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 1998, 1997 and 1996.

Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES

APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 1998, 1997 and 1996.

Schedule III - Real estate and accumulated depreciation, December 31, 1998.

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

REPORTS ON FORM 8-K

           A report on Form 8-K relating to an unsolicited offer to buy units of limited partnership interests (the "Units"), as discussed below, was filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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


REAL ESTATE ASSOCIATES LIMITED V

By:       NATIONAL PARTNERSHIP INVESTMENTS CORP.
          General Partner


/s/ CHARLES H. BOXENBAUM
-------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
-------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
-------------------------------
Alan I. Casden
Director


/s/ HENRY C. CASDEN
-------------------------------
Henry C. Casden
Director


/s/ PAUL PATIERNO
-------------------------------
Paul Patierno
Chief Financial Officer