Form 10-Q
period 1999-03-31
REAL ESTATE ASSOCIATES LTD V
filed 1999-05-24
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarterly Ended MARCH 31, 1999

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999



PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

             Balance Sheets, March 31, 1999 and December 31, 1998 ...........................1

             Statements of Operations,
                  Three Months Ended March 31, 1999 and 1998 ................................2

             Statement of Partners' Equity (Deficiency),
                  Three Months Ended March 31, 1999 .........................................3

             Statements of Cash Flows,
                  Three Months Ended March 31, 1999 and 1998 ................................4

             Notes to Financial Statements ..................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................9


PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings   .......................................................12

        Item 6.  Exhibits and Reports on Form 8-K ..........................................12

        Signatures..........................................................................13

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                         1999               1998
                                                     (Unaudited)          (Audited)
                                                     -----------         -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $   296,356         $   294,356

CASH AND CASH EQUIVALENTS (Note 1)                       502,077           1,728,900

CASH DUE FROM ESCROW (Note 2)                                 --           1,063,235
                                                     -----------         -----------

          TOTAL ASSETS                               $   798,433         $ 3,086,491
                                                     ===========         ===========


                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                $    29,494         $   195,141
                                                     -----------         -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                   (149,655)           (128,432)
     Limited partners                                    918,594           3,019,782
                                                     -----------         -----------

                                                         768,939           2,891,350
                                                     -----------         -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                               $   798,433         $ 3,086,491
                                                     ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)



                                                        1998              1998
                                                      ---------         ---------
INTEREST INCOME                                       $   4,961         $  26,852
                                                      ---------         ---------

OPERATING EXPENSES:
    Legal and accounting                                 22,776            18,185
    Management fees - general partner (Note 3)           16,659            63,612
    Administrative  (Note 3)                             26,702            82,741
                                                      ---------         ---------

       Total operating expenses                          66,137           164,538
                                                      ---------         ---------

LOSS FROM OPERATIONS                                    (61,176)         (137,686)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                                     142,510

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                      2,000           121,000
                                                      ---------         ---------

NET (LOSS) INCOME                                     $ (59,176)        $ 125,824
                                                      =========         =========


NET (LOSS) INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $      (8)        $      16
                                                      =========         =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                           General             Limited
                                           Partners            Partners              Total
                                          -----------         -----------         -----------
PARTNERSHIP INTERESTS                                               7,808
                                                              ===========


EQUITY (DEFICIENCY),
     January 1, 1999                      $  (128,432)        $ 3,019,782         $ 2,891,350

     Distributions                            (20,632)         (2,042,603)         (2,063,235)

     Net loss for the three months
     ended March 31, 1999                        (591)            (58,585)            (59,176)
                                          -----------         -----------         -----------

EQUITY (DEFICIENCY),
     March 31, 1999                       $  (149,655)        $   918,594         $   768,939
                                          ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)


                                                                               1999                1998
                                                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                                    $   (59,176)        $   125,824
       Adjustments to reconcile net (loss) income to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs                           (2,000)           (121,000)
             Decrease in accounts payable                                      (165,647)            (20,094)
                                                                            -----------         -----------

                Net cash used in operating activities                          (226,823)            (15,270)
                                                                            -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                                                     49,021
       Sales proceeds                                                         1,063,235
       Distributions to partners                                             (2,063,235)
                                                                            -----------         -----------

                Net cash (used in) provided by  investing activities         (1,000,000)             49,021

NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (1,226,823)            (15,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                1,728,900           2,178,637
                                                                            -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $   502,077         $ 2,163,367
                                                                            ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 1998 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, and the results of operations and changes in cash flows for the three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 92.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                                 MARCH 31, 1999


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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 3 limited partnerships as of March 31, 1999, after selling its interests in 16 limited partnerships in 1998. The limited partnerships owned as of March 31, 1999, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The following is a summary of the investment in limited partnerships for the three months ended March 31, 1999:

        Balance, beginning of period                                        $  294,356
        Amortization of acquisition costs                                       (1,000)
        Equity in income of limited partnerships                                 3,000
                                                                             ---------

        Balance, end of period                                               $ 296,356
                                                                             =========

        The following are unaudited combined estimated statements of operations for the three months ended March 31, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                                                                    Three months        Three months
                                                                       ended                ended
                                                                   March 31, 1999       March 31, 1998
                                                                   --------------       --------------
        REVENUES
                  Rental income                                     $   775,000          $ 3,227,000
                                                                    -----------          -----------

        EXPENSES
                  Depreciation                                           85,000              478,000
                  Interest                                              304,000            1,320,000
                  Operating                                             278,000            1,362,000
                                                                    -----------          -----------

                                                                        667,000            3,160,000
                                                                    -----------          -----------

                  Net loss                                          $   108,000          $   (67,000)
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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

        On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,063,235 and a net gain of $849,749, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

        Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $17,000 and $64,000 for the three months ended March 31, 1999 and 1998, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,500 and $5,200 for the three months ended March 31, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

        partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

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

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from limited partnerships in which the Partnership has invested. The Partnership made a distribution to investors in March 1999, which included using proceeds from the disposition of its investments in certain partnerships.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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

        As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998.

        On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,063,235 and a net gain of $849,749, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Casden Properties Inc. purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the action vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 1999


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


                                      REAL ESTATE ASSOCIATES LIMITED V
                                      (a California limited partnership)


                                      By: National Partnership Investments Corp.
                                          General Partner



                                           /s/ BRUCE NELSON
                                           -------------------------------------
                                           Bruce Nelson
                                           President



                                      Date: May 20, 1999
                                           -------------------------------------



                                           /s/ CHARLES H. BOXENBAUM
                                           -------------------------------------
                                           Charles H. Boxenbaum
                                           Chief Executive Officer



                                      Date: May 20, 1999
                                           -------------------------------------