Form 10-Q
period 1999-06-30
REAL ESTATE ASSOCIATES LTD V
filed 1999-08-16
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                      For the Quarterly Ended JUNE 30, 1999

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999



PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements

             Balance Sheets, June 30, 1999 and December 31, 1998 ............................1

             Statements of Operations,
                  Six and Three Months Ended June 30, 1999 and 1998 .........................2

             Statement of Partners' Equity (Deficiency),
                  Six Months Ended June 30, 1999 ............................................3

             Statements of Cash Flows,
                  Six Months Ended June 30, 1999 and 1998 ...................................4

             Notes to Financial Statements ..................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................12


PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings   .......................................................15

        Item 6.  Exhibits and Reports on Form 8-K ..........................................15

        Signatures..........................................................................16



                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                                   1999
                                                               (Unaudited)              1998
                                                               -----------          -----------

         INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)          $   252,525          $   294,356

         CASH AND CASH EQUIVALENTS (Note 1)                        475,169            1,728,900

         CASH DUE FROM ESCROW (Note 2)                                  --            1,063,235
                                                               -----------          -----------

                   TOTAL ASSETS                                $   727,694          $ 3,086,491
                                                               ===========          ===========


LIABILITIES AND PARTNERS' EQUITY

         LIABILITIES:
              Accounts payable                                 $       510          $   195,141
                                                               -----------          -----------


         COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


         PARTNERS' EQUITY (DEFICIENCY):
              General partners                                    (150,073)            (128,432)
              Limited partners                                     877,257            3,019,782
                                                               -----------          -----------

                                                                   727,184            2,891,350
                                                               -----------          -----------

                    TOTAL LIABILITIES AND PARTNERS'
                         EQUITY                                $   727,694          $ 3,086,491
                                                               ===========          ===========



              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                            Six months        Three months        Six months         Three months
                                                               ended             ended              ended                ended
                                                            June 30, 1999     June 30, 1999      June 30, 1998       June 30, 1998
                                                              ---------          ---------          ---------          ---------

INTEREST INCOME                                               $   9,814          $   4,853          $  49,937          $  23,085
                                                              ---------          ---------          ---------          ---------

OPERATING EXPENSES:
    Legal and accounting                                         26,865              4,089             43,898             25,713
    Management fees - general partner (Notes 2 and 3)            33,318             16,659            127,224             63,612
    Administrative  (Note 3)                                     61,085             34,382            175,956             93,214
                                                              ---------          ---------          ---------          ---------

        Total operating expenses                                121,268             55,130            347,078            182,539
                                                              ---------          ---------          ---------          ---------

LOSS FROM OPERATIONS                                           (111,454)           (50,277)          (297,141)          (159,454)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                             6,523              6,523            277,413            134,903

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                              4,000              2,000            242,000            121,000
                                                              ---------          ---------          ---------          ---------

NET (LOSS) INCOME                                             $(100,931)         $ (41,754)         $ 222,272          $  96,449
                                                              =========          =========          =========          =========


NET (LOSS) INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                       $     (13)         $      (5)         $      28          $      12
                                                              =========          =========          =========          =========

              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)



                                           General            Limited
                                           Partners           Partners                  Total
                                         -----------        -------------         ------------


PARTNERSHIP INTERESTS                                               7,808
                                                               ==========


EQUITY (DEFICIENCY),
     January 1, 1999                     $  (128,432)         $ 3,019,782          $ 2,891,350

     Distributions                           (20,632)          (2,042,603)          (2,063,235)

     Net loss for the six months
     ended June 30, 1999                      (1,009)             (99,922)            (100,931)
                                         -----------          -----------          -----------

EQUITY (DEFICIENCY),
     June 30, 1999                       $  (150,073)         $   877,257          $   727,184
                                         ===========          ===========          ===========


                 The accompanying notes are an integral part of
                          these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


                                                                    1999                 1998
                                                                -----------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                                          $  (100,931)         $   138,527
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
           Equity in income of limited partnerships
               and amortization of acquisition costs                 (4,000)            (194,000)
           Decrease in accounts payable                            (194,631)              (6,831)
                                                                -----------          -----------

              Net cash used in operating activities                (299,562)             (62,304)
                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized
        as a return of capital                                       45,831              125,612
     Sales proceeds                                               1,063,235                   --
                                                                -----------          -----------

              Net cash provided by investing activities           1,109,066              125,612
                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                   (2,063,235)                  --
                                                                -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                    809,504              (62,304)

CASH AND CASH EQUIVALENTS, beginning of period                    1,728,900            1,953,506
                                                                -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                        $ 2,538,404          $ 1,891,202
                                                                ===========          ===========


              The accompanying notes are an integral part of these
                             financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1999


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the corporate general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

        Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for the periods presented.

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

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 3 limited partnerships as of June 30, 1999, after selling its interests in 16 limited partnerships in 1998. The limited partnerships owned as of June 30, 1999, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 1999:

        Balance, beginning of period                            $ 294,356
        Amortization of acquisition costs                          (2,000)
        Equity in income of limited partnerships                    6,000
                                                                ---------
        Balance, end of period                                  $ 298,356
                                                                =========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                         Six months       Three months        Six months        Three months
                            ended             ended              ended             ended
                        June 30, 1999     June 30, 1999      June 30, 1998      June 30, 1998
                         ----------         ----------         ----------         ----------
REVENUES
  Rental income          $1,550,000         $  775,000         $6,454,000         $3,227,000
                         ----------         ----------         ----------         ----------

EXPENSES
    Depreciation            170,000             85,000            956,000            478,000
    Interest                608,000            304,000          2,640,000          1,320,000
    Operating               556,000            278,000          2,724,000          1,362,000
                         ----------         ----------         ----------         ----------

                          1,334,000            667,000          6,320,000          3,160,000
                         ----------         ----------         ----------         ----------

 Net loss                $  216,000         $  108,000         $  134,000         $   67,000
                         ==========         ==========         ==========         ==========

      NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

      Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

      As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998, including $144,181 for the six months ended June 30, 1998.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

      Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $33,000 and $127,000 for the six months ended June 30, 1999 and 1998, respectively.

      The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,100 and $10,500 for the six months ended June 30, 1999 and 1998, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

      On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1999


NOTE 4 - CONTINGENCIES (CONTINUED)

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

                                  JUNE 30, 1999


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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 JUNE 30, 1999


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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998, including $144,181 for the six months ended June 30, 1998.

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

                                  JUNE 30, 1999


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

                                  JUNE 30, 1999


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


                        REAL ESTATE ASSOCIATES LIMITED V
                        (a California limited partnership)


                        By:   National Partnership Investments Corp.
                              General Partner


                              /s/ BRUCE NELSON
                              --------------------------------------------
                              Bruce Nelson
                              President


                        Date:      August 13, 1999
                              --------------------------------------------


                              /s/ CHARLES H. BOXENBAUM
                              --------------------------------------------
                              Charles H. Boxenbaum
                              Chief Executive Officer


                        Date:      August 13, 1999
                              --------------------------------------------