Form 10-Q
period 1999-09-30
REAL ESTATE ASSOCIATES LTD V
filed 1999-11-22
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 1999

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements

             Balance Sheets, September 30, 1999 and December 31, 1998 .........   1

             Statements of Operations,
                  Nine and Three Months Ended September 30, 1999 and 1998 .....   2

             Statement of Partners' Equity (Deficiency),
                  Nine Months Ended September 30, 1999 ........................   3

             Statements of Cash Flows,
                  Nine Months Ended September 30, 1999 and 1998 ...............   4

             Notes to Financial Statements ....................................   5

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................  12

PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings   ..........................................  15

        Item 6.  Exhibits and Reports on Form 8-K .............................  15

        Signatures.............................................................  16

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                     ASSETS

                                                       1999
                                                    (Unaudited)             1998
                                                    -----------          ----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $ 249,478           $  294,356
CASH AND CASH EQUIVALENTS (Note 1)                     434,440            1,728,900
CASH DUE FROM ESCROW (Note 2)                               --            1,063,235
                                                     ---------           ----------
          TOTAL ASSETS                               $ 683,918           $3,086,491
                                                     =========           ==========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 2)                       $      --           $  195,141
                                                     ---------           ----------
COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)
PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (150,505)            (128,432)
     Limited partners                                  834,423            3,019,782
                                                     ---------           ----------
                                                       683,918            2,891,350
                                                     ---------           ----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                               $ 683,918           $3,086,491
                                                     =========           ==========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                            Nine months     Three months      Nine months       Three months
                                                               ended            ended            ended              ended
                                                           Sept 30, 1999    Sept 30, 1999    Sept 30, 1998      Sept 30, 1998
                                                           -------------    -------------    -------------      -------------
INTEREST INCOME                                              $  15,047         $  5,234         $  74,158         $  24,221
                                                             ---------         --------         ---------         ---------
OPERATING EXPENSES:
    Legal and accounting                                        55,216            1,300            58,947            15,050
    Management fees - general partner (Notes 2 and 3)           49,977           16,659           190,836            63,612
    Administrative  (Note 3)                                    66,574           32,541           380,660           204,704
                                                             ---------         --------         ---------         ---------
             Total operating expenses                          171,767           50,500           630,443           283,366
                                                             ---------         --------         ---------         ---------
LOSS FROM OPERATIONS                                          (156,720)         (45,266)         (556,285)         (259,145)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                            6,523               --           309,813            32,400

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                             6,000            2,000           363,000           121,000
                                                             ---------         --------         ---------         ---------
NET (LOSS) INCOME                                            $(144,197)        $(43,266)        $ 116,528         $(105,745)
                                                             =========         ========         =========         =========
NET (LOSS) INCOME PER LIMITED
      PARTNERSHIP INTEREST (Note 1)                          $     (18)        $     (6)        $      15         $     (14)
                                                             =========         ========         =========         =========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                   (Unaudited)

                                            General            Limited
                                            Partners           Partners              Total
                                            --------          -----------         -----------
PARTNERSHIP INTERESTS                                               7,805
                                                              ===========
EQUITY (DEFICIENCY),
        January 1, 1999                     $(128,432)        $ 3,019,782         $ 2,891,350

        Distributions                        (20,632)          (2,042,603)         (2,063,235)

        Net loss for the nine months
        ended September 30, 1999              (1,441)            (142,756)           (144,197)
                                            --------          -----------         -----------
EQUITY (DEFICIENCY),
        September 30, 1999                  $(150,505)        $   834,423         $   683,918
                                            ========          ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                    1999                1998
                                                                 -----------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net (loss) income                                         $  (144,197)        $ 116,528
       Adjustments to reconcile net income to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs                (6,000)         (363,000)
             Decrease in accounts payable                           (195,141)          (55,695)
                                                                 -----------         ---------
                Net cash used in operating activities               (345,338)         (302,167)
                                                                 -----------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contributions to limited partnerships                                  (102,500)
       Distributions from limited partnerships recognized
          as a return of capital                                      50,878           112,306
       Sales proceeds                                              1,063,235                --
                                                                 -----------         ---------
                Net cash provided by investing activities          1,114,113             9,806
                                                                 -----------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                  (2,063,235)               --
                                                                 -----------         ---------
NET DECREASE IN CASH AND CASH
       EQUIVALENTS                                                (1,294,460)         (292,361)
CASH AND CASH EQUIVALENTS, beginning of period                     1,728,900         2,178,637
                                                                 -----------         ---------
CASH AND CASH EQUIVALENTS, end of period                         $   434,440         $1,886,276
                                                                 ===========         =========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

                               SEPTEMBER 30, 1999

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

NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,805 for the periods presented.

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

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

The Partnership holds limited partnership interests in 3 limited partnerships as of September 30, 1999, after selling its interests in 16 limited partnerships in 1998. The limited partnerships owned as of September 30, 1999, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The following is a summary of the investment in limited partnerships for the nine months ended September 30, 1999:

Balance, beginning of period                                   $294,356
Distributions recognized as a return of capital                 (50,878)
Amortization of acquisition costs                                (9,000)
Equity in income of limited partnerships                         15,000
                                                               --------
Balance, end of period                                         $249,478
                                                               ========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 1999 and 1998 for the limited partnerships in which the Partnership has investments:

                         Nine months        Three months       Nine months        Three months
                            ended              ended              ended               ended
                        Sept. 30, 1999     Sept. 30, 1999     Sept. 30, 1998      Sept. 30, 1998
                        --------------     --------------     --------------      --------------
REVENUES
   Rental income          $2,325,000          $775,000          $9,681,000          $3,227,000
                          ----------          --------          ----------          ----------
EXPENSES
   Depreciation              255,000            85,000           1,434,000             478,000
   Interest                  912,000           304,000           3,960,000           1,320,000
   Operating                 834,000           278,000           4,086,000           1,362,000
                          ----------          --------          ----------          ----------
                           2,001,000           667,000           9,480,000           3,160,000
                          ----------          --------          ----------          ----------
   Net loss               $  324,000          $108,000          $  201,000          $   67,000
                          ==========          ========          ==========          ==========

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

                               SEPTEMBER 30, 1999

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998, including approximately $327,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $41,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $83,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,063,235 and a net gain of $849,749, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected in 1999. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 1999

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED):

$20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by Casden Properties Inc.;
(ii) the approval of HUD and certain state housing finance agencies; and (iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $50,000 and $191,000 for the nine months ended September 30, 1999 and 1998, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,600 and $15,700 for the nine months ended September 30, 1999 and 1998, respectively, and is included in administrative expenses.

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

                               SEPTEMBER 30, 1999

NOTE 4 - CONTINGENCIES (CONTINUED)

NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

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

                               SEPTEMBER 30, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $624,048 through December 31, 1998, including approximately $327,000 for the nine months ended September 30, 1998. Additional costs amounting to approximately $41,000 were incurred in the first quarter of 1999. Accounts payable at December 31, 1998 includes approximately $83,000 of such costs.

On December 30, 1998, the Partnership sold its limited partnership interests in 16 local limited partnerships to Affiliates of Casden Properties Inc. ("CPI Affiliates"). The sale resulted in cash proceeds to the Partnership of $1,063,235 and a net gain of $849,749, after deducting selling costs. The cash proceeds were held in escrow at December 31, 1998 and were collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, primarily using proceeds from the sale of the partnership interests.

CPI Affiliates purchased such limited partner interests for cash, which it raised in connection with a private placement of its equity securities. The purchase was subject to, among other things, (i) the purchase of the general partner interests in the local limited partnerships by the Casden Properties Inc.; (ii) the approval of HUD and certain state housing finance agencies; and
(iii) the consent of the limited partners to the sale of the local limited partnership interests held for investment by the Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to CPI Affiliates. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to REAL V.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 7 of regulation S-K.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     REAL ESTATE ASSOCIATES LIMITED V
                                     (a California limited partnership)


                                     By: National Partnership Investments Corp.,
                                         its General Partner


                                     By: /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President


                                     Date: November 17, 1999
                                          --------------------------------------


                                     By: /s/ CHARLES H. BOXENBAUM
                                        ----------------------------------------
                                        Charles H. Boxenbaum
                                        Chief Executive Officer


                                     Date: November 17, 1999
                                          --------------------------------------