Form 10-K405
period 1999-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2000-04-14
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the Fiscal Year Ended DECEMBER 31, 1999

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

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P. (the "Operating Partnership"), a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The current members of NAPICO's Board of Directors are Charles H. Boxenbaum, Bruce E. Nelson and Alan I. Casden.

REAL V holds limited partnership interests in 3 local limited partnerships as of December 31, 1999, after selling its interests in 16 local limited partnerships, in December 1998, to the Operating Partnership. Primarily all of these limited partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

During 1999, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 1999, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 1999

                                              Units Authorized
                                                 For Rental
                                                 Assistance                    Percentage of
                                    No. of          Under          Units        Total Units
Name and Location                   Units         Section 8       Occupied        Occupied
-----------------                   ------    ----------------    --------     -------------
Bickerdike
  Chicago, IL                         140            140            139             99%

Grandview Place Apartments
  Missoula, MT                         48             48             48            100%

Richland Three Rivers
Retirement Apartments
  Richland, WA                         40             40             40            100%
                                      ---            ---            ---
TOTALS                                228            228            227             99%
                                      ===            ===            ===

ITEM 2. PROPERTIES:

The local limited partnerships in which REAL V holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3. LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 1999, REAL V's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits are related to REAL V.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

In August 1998, a consent solicitation statement was sent to the limited partners setting forth the terms and conditions of the purchase of the limited partners' interests, held for investment by the Partnership, by the Operating Partnership, together with certain amendments to the Partnership Agreement and other disclosures of various conflicts of interest in connection with the proposed transaction. Prior to the sale of the partnership interests in 1998, the consents of the limited partners to the sale and amendments to the Partnership Agreement were obtained.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 1999, there were 1,430 registered holders of units in REAL V. No distributions have been made from the inception of the Partnership to December 31, 1999. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

ITEM 6. SELECTED FINANCIAL DATA:


                                                                  Year Ended December 31,
                                   -----------------------------------------------------------------------------------

                                       1999              1998              1997              1996              1995
                                   -----------       -----------       -----------       -----------       -----------
Loss From Operations               $  (157,737)      $  (723,112)      $  (515,423)      $  (287,542)      $  (287,216)

Gain on Sale of Limited
   Partnership Interests                    --           849,749                --                --                --

Distributions From
   Limited Partnerships
   Recognized as Income                  6,523           294,813           381,171           215,140           221,276

Equity in Income (Loss) of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                   216,870        (1,148,813)          503,765           371,644           455,651
                                   -----------       -----------       -----------       -----------       -----------

Net Income (Loss)                  $    65,656       $  (727,363)      $   369,513       $   299,242       $   389,711
                                   ===========       ===========       ===========       ===========       ===========

Net Income (Loss) per Limited
   Partnership Interest            $         8       $       (92)      $        47       $        38       $        49
                                   ===========       ===========       ===========       ===========       ===========



Total Assets                       $   901,421       $ 3,086,491       $ 3,795,448       $ 3,259,178       $ 2,979,971
                                   ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                    $   460,348       $   294,356       $ 1,616,811       $ 1,305,672       $ 1,103,818
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

At December 31, 1999, the Partnership has investments in 3 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 16 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. In addition, income realized after an investment has been written off, due to an impairment loss, is not recognized. At December 31, 1999 and 1998, the Partnership has a positive investment balance in only two local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local partnerships that was allocated to the Partnership was $473,000, $89,000 and $265,000 for the years ended December 31, 1999, 1998 and 1997, respectively. However, primarily because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $216,870, $490,722 and $503,765 for the years ended December 31, 1999, 1998 and
1997, respectively. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of $1,639,535 recognized to the carrying values of the investments in certain local limited partnerships. The cumulative amount of the unrecognized equity in income (losses) of certain limited partnerships was approximately $205,000 and ($21,000) as of December 31, 1999 and 1998, respectively.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $6,523, $294,813 and $381,171 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 1999, 1998 and 1997, the Partnership has cash and cash equivalents of $398,889, $1,728,900 and $2,178,637, respectively. Substantially all of these amounts are on deposit with two high credit quality financial institutions, earning interest. This resulted in the Partnership earning $19,897, $95,546 and $93,956 in interest income for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $254,448 for 1998 and 1997 to $41,920 for 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

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

As a result of the foregoing, the Partnership in 1997 undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763, $390,255 and $233,793 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $35,815, $90,585 and $56,789 for the years ended December 31, 1999, 1998 and 1997, respectively. Administrative expenses were $99,899, $473,625 and $298,142 for the years ended December 31, 1999, 1998 and
1997, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $6,204, $20,976 and $20,978 for the years ended December 31, 1999, 1998 and 1997, respectively. Also included in administrative expenses for 1999, 1998 and 1997 is $50,763, $390,255 and $233,793, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $63,608 of such costs.

Revenues and expenses of the local limited partnerships decreased during the year ended December 31, 1999 as compared to prior years, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $12,972,000 and $12,911,000 for the years ended December 31, 1998 and 1997, respectively, to $3,137,000 for the year ended December 31, 1999.

Total expenses for the local partnerships decreased from $12,882,333 and $12,637,000 for the years ended December 31, 1998 and 1997, respectively, to $2,656,000 for the year ended December 31, 1999.

The total net income for the local partnerships for 1999, 1998 and 1997 aggregated $481,000, $90,000 and $268,000, respectively. The income allocated to the Partnership was $473,000, $89,000 and $265,000 for 1999, 1998 and 1997,
respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

The Financial Statements and Supplementary Data are listed under Item 14.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

Not applicable.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 37 percent and 5 percent of total assets as of December 31, 1999 and 1998, respectively, and the equity in income of these limited partnerships represents 39 percent, 12 percent and 32 percent of the total net income of the Partnership for the years ended December 31, 1999, 1998 and 1997, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 31, 2000

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                 1999                1998
                                                             -----------         -----------
        INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $   460,348         $   294,356

        CASH AND CASH EQUIVALENTS (Note 1)                       398,889           1,728,900

        CASH DUE FROM ESCROW (Note 2)                                 --           1,063,235

        DUE FROM NAPICO (Note 3)                                  42,184                  --
                                                             -----------         -----------

                  TOTAL ASSETS                               $   901,421         $ 3,086,491
                                                             ===========         ===========


                        LIABILITIES AND PARTNERS' EQUITY

        LIABILITIES:
             Accounts payable (Note 2)                       $     7,650         $   195,141
                                                             -----------         -----------


        COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


        PARTNERS' EQUITY (DEFICIENCY):
             General partners                                   (148,407)           (128,432)
             Limited partners                                  1,042,178           3,019,782
                                                             -----------         -----------

                                                                 893,771           2,891,350
                                                             -----------         -----------

                   TOTAL LIABILITIES AND PARTNERS'
                        EQUITY                               $   901,421         $ 3,086,491
                                                             ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                          1999                1998                1997
                                                      -----------         -----------         -----------
INTEREST INCOME                                       $    19,897         $    95,546         $    93,956
                                                      -----------         -----------         -----------

OPERATING EXPENSES:
    Legal and accounting                                   35,815              90,585              56,789
    Management fees - general partner (Note 3)             41,920             254,448             254,448
    Administrative  (Note 3)                               99,899             473,625             298,142
                                                      -----------         -----------         -----------

TOTAL OPERATING EXPENSES                                  177,634             818,658             609,379
                                                      -----------         -----------         -----------

LOSS FROM OPERATIONS                                     (157,737)           (723,112)           (515,423)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                       --             849,749                  --

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                       6,523             294,813             381,171

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                      216,870          (1,148,813)            503,765
                                                      -----------         -----------         -----------

NET INCOME (LOSS)                                     $    65,656         $  (727,363)        $   369,513
                                                      ===========         ===========         ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                               $         8         $       (92)        $        47
                                                      ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                       General            Limited
                                      Partners            Partners              Total
                                     -----------         -----------         -----------
EQUITY (DEFICIENCY),
    January 1, 1997                  $  (124,854)        $ 3,374,054         $ 3,249,200

    Net income for 1997                    3,696             365,817             369,513
                                     -----------         -----------         -----------

EQUITY (DEFICIENCY),
    December 31, 1997                   (121,158)          3,739,871           3,618,713

    Net loss for 1998                     (7,274)           (720,089)           (727,363)
                                     -----------         -----------         -----------

EQUITY (DEFICIENCY),
    December 31, 1998                   (128,432)          3,019,782           2,891,350

    Distributions to partners            (20,632)         (2,042,603)         (2,063,235)

    Net income for 1999                      657              64,999              65,656
                                     -----------         -----------         -----------

EQUITY (DEFICIENCY),
    December 31, 1999                $  (148,407)        $ 1,042,178         $   893,771
                                     ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              1999                1998                1997
                                                                          -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                   $    65,656         $  (727,363)        $   369,513
      Adjustments to reconcile net income (loss) to
         net cash (used in) provided by operating activities:
            Gain on sale of limited partnership interests                          --            (849,749)                 --
            Equity in (loss) income of limited partnerships
                and amortization of acquisition costs                        (216,870)          1,148,813            (503,765)
            Increase in due from NAPICO                                       (42,184)                 --
            (Decrease) increase in accounts payable                          (187,491)             18,406             166,757
                                                                          -----------         -----------         -----------

               Net cash (used in) provided by operating activities           (380,889)           (409,893)             32,505
                                                                          -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs incurred related to sale of partnership                                --            (153,795)                 --
         interests
      Capital contributions to limited partnerships                                --            (102,500)                 --
      Distributions from limited partnerships recognized
         as a return of capital                                                50,878             216,451             192,626
      Proceeds from sale of limited partnership interests                   1,063,235
                                                                          -----------         -----------         -----------

              Net cash provided by (used in) investing activities           1,114,113             (39,844)            192,626
                                                                          -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                            (2,063,235)                 --                  --
                                                                          -----------         -----------         -----------

NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                      (1,330,011)           (449,737)            225,131

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                     1,728,900           2,178,637           1,953,506
                                                                          -----------         -----------         -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                         $   398,889         $ 1,728,900         $ 2,178,637
                                                                          ===========         ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization

        Real Estate Associates Limited V (the "Partnership"), formed under the California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships, which own and operate primarily federal, state or local government- assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of REAL V is conducted primarily by NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        On December 30, 1998, the Partnership sold its interests in 16 local limited partnerships for $59,691 to the Operating Partnership.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 3 limited partnerships as of December 31, 1999 and 1998, after selling its interests in 16 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

        The Partnership, as a limited partner, is entitled to 75 percent to 99 percent of the profits and losses in these limited partnerships.

        Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. In addition, income realized after an investment has been written off, due to an impairment loss, is not recognized. The cumulative amount of the unrecognized equity in income (losses) of certain limited partnerships was approximately $205,000 and ($21,000) as of December 31, 1999 and 1998, respectively.

        Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

        The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                                1999                1998
                                                            -----------         -----------
        Investment balance, beginning of year               $   294,356         $ 1,616,811
        Capital contributions to limited partnership                 --             102,500
        Equity in income of limited partnerships                229,837          (1,134,562)
        Investment balance in limited partnership
            interests sold                                           --             (59,691)
        Amortization of capitalized acquisition
           costs and fees                                       (12,967)            (14,251)
        Cash distributions recognized as
          a return of capital                                   (50,878)           (216,451)
                                                            -----------         -----------

        Investment balance, end of year                     $   460,348         $   294,356
                                                            ===========         ===========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The difference between the investment in the accompanying balance sheets at December 31, 1999 and 1998, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in income and losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

        Selected financial information from the combined financial statements of the limited partnerships at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 is as follows:

                                 Balance Sheets

                                                             1999             1998
                                                           --------         --------
                                                                (in thousands)
         Land and buildings, net                           $  7,186         $  7,386
                                                           ========         ========

         Total assets                                      $ 12,301         $ 11,894
                                                           ========         ========

         Mortgages payable                                 $ 10,163         $ 10,232
                                                           ========         ========

         Total liabilities                                 $ 10,566         $ 10,589
                                                           ========         ========

         Equity of Real Estate Associates Limited V        $  2,174         $  1,752
                                                           ========         ========

         Deficiency of other partners                      $   (439)        $   (447)
                                                           ========         ========

                              Statements of Income

                                                         1999           1998           1997
                                                       -------        -------        -------
                                                                   (in thousands)
        Total revenue                                  $ 3,137        $12,972        $12,911
                                                       =======        =======        =======

        Interest expense                               $ 1,210        $ 5,215        $ 5,281
                                                       =======        =======        =======

        Depreciation                                   $   313        $ 1,933        $ 1,911
                                                       =======        =======        =======

        Total expenses                                 $ 2,656        $12,882        $12,637
                                                       =======        =======        =======

        Net income                                     $   481        $    90        $   268
                                                       =======        =======        =======

        Net income allocable to the Partnership        $   473        $    89        $   265
                                                       =======        =======        =======

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        Land and buildings, above, have been adjusted for the amount by which the investment in the limited partnerships exceeds the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

        An affiliate of NAPICO was the general partner in 4 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate receives property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600 in 1998 and 1997.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

        On September 11, 1998, HUD issued interim regulations implementing MAHRAA and final regulations are expected to be issued in 2000.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


2.      INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

        As a result of the foregoing, the Partnership, in 1997, undertook an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763, $390,255 and $233,793 for the years ended December 31, 1999, 1998 and 1997, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $63,608 of such costs.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3.      FEES AND EXPENSES DUE GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $6,204, $20,976 and $20,978 in 1999, 1998
        and 1997, respectively, and is included in administrative expenses.

4.      CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

         The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $211,000, between the estimated nine-month equity in income and the actual 1999 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Year Ended December 31, 1999
                        -------------------------------------------------------------------------------
                                                             Cash             Equity
                         Balance         Capital            Distri-             In             Balance
                         January         Contri-            butions           Income          December
Limited Partnerships     1, 1999         butions            Received          (Loss)          31, 1999
                        ---------        ---------         ---------         ---------        ---------
Bickerdike              $ 240,492        $                 $ (41,144)        $ 190,632        $ 389,980
Grandview Place            53,864                             (9,734)           26,238           70,368
Richland Elderly
                        ---------        ---------         ---------         ---------        ---------

                        $ 294,356        $                 $ (50,878)        $ 216,870        $ 460,348
                        =========        =========         =========         =========        =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                              Year Ended December 31, 1998
                             ---------------------------------------------------------------------------------------------
                                                               Cash              Equity
                                Balance        Capital        Distri-              In                            Balance
                                January        Contri-        butions            Income                          December
Limited Partnerships            1, 1998        butions        Received           (Loss)           Sale           31, 1998
                             -----------      --------      -----------       -----------       --------       -----------
Bickerdike                   $   871,770      $             $   (89,144)      $  (542,134)      $              $   240,492
Canoga Park*
Castlepark*
Centennial Ft. Wayne*
Creekside Gardens*
Del Haven Manor*
Fox Run*
Grandview Place                   93,961                        (49,022)            8,925                           53,864
Hamlin Estate*
Heritage Estates*
North River Club Apts.*
Palm Springs *
Panorama City I*
Panorama City II*
Pine Lake Terrace*
Plummer Village*                                                (15,000)           15,000                               --
Ranger Apts.*
Richland Elderly                 651,080                         (6,523)         (644,557)                              --
Robert Farrell Manor*                 --       102,500          (56,762)           13,953        (59,691)               --
                             -----------      --------      -----------       -----------       --------       -----------

                             $ 1,616,811      $102,500      $  (216,451)      $(1,148,813)      $(59,691)      $   294,356
                             ===========      ========      ===========       ===========       ========       ===========


*Sold to the Operating Partnership in 1998.

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Year Ended December 31, 1997
                           ---------------------------------------------------------------------------
                                                             Cash             Equity
                             Balance        Capital         Distri-             In            Balance
                             January        Contri-         butions           Income          December
Limited Partnerships         1, 1997        butions         Received          (Loss)          31, 1997
                           ----------      ----------      ----------       ----------      ----------
Bickerdike                 $  632,573      $               $  (89,144)      $  328,341      $  871,770
Canoga Park                        41                         (23,653)          23,612              --
Castlepark
Centennial Ft. Wayne
Creekside Gardens
Del Haven Manor
Fox Run
Grandview Place               134,550                         (73,306)          32,717          93,961
Hamlin Estate
Heritage Estates
North River Club Apts
Palm Springs
Panorama City I
Panorama City II
Pine Lake Terrace
Plummer Village
Ranger Apts
Richland Elderly              538,508                          (6,523)         119,095         651,080
Robert Farrell Manor
                           ----------      ----------      ----------       ----------      ----------

                           $1,305,672      $       --      $ (192,626)      $  503,765      $1,616,811
                           ==========      ==========      ==========       ==========      ==========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                                   YEARS ENDED
                        DECEMBER 31, 1999, 1998 AND 1997


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

                        REAL ESTATE ASSOCIATES LIMITED V            SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 1999


                                                                           Buildings,
                                 Number of   Outstanding                  Furnishings                   Accumulated   Construction
                                   Units    Mortgage Loan     Land        and Equipment      Total      Depreciation     Period
                                 ---------  -------------  -----------    -------------  -----------    ------------  ------------
Limited Partnerships
Bickerdike                           140    $ 7,239,702    $   348,255    $ 8,225,097    $ 8,573,352    $ 3,626,650         1983
  Chicago, il
Grandview Place Apts                  48      1,604,192        183,000      2,022,616      2,205,616        840,281    1982-1983
   Missouls, MT
Richland Three Rivers                 40      1,319,503              0      1,416,226      1,416,226        660,015    1982-1983
  Richland, WA
Additional carrying value of real                               29,993        303,258        333,251      215,648
 estate of investee limited
 partnerships not recorded on
 said limited partnerships
                                     ---    -----------    -----------    -----------    -----------    -----------


TOTAL                                228    $10,163,397    $   561,248    $11,967,197    $12,528,445    $ 5,342,594
                                     ===    ===========    ===========    ===========    ===========    ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 1999, 1998 AND 1997


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

       3. Investments in property and equipment:

                                                                               Buildings,
                                                                              Furnishings,
                                                                                  And
                                        Land               Equipment             Total
                                    ------------         ------------         ------------
Balance at January 1, 1997          $  4,412,142         $ 59,524,313         $ 63,936,455

Net additions during 1997                     --              263,992              263,992
                                    ------------         ------------         ------------

Balance at December 31, 1997           4,412,142           59,788,305           64,200,447

Sale of Properties                    (4,151,054)         (48,274,897)         (52,425,951)

Net additions during 1998                300,160              345,624              645,784
                                    ------------         ------------         ------------

Balance at December 31, 1998             561,248           11,859,032           12,420,280

Net additions during 1999                      0              108,165              108,165
                                    ------------         ------------         ------------

Balance at December 31, 1999        $    561,248         $ 11,967,197         $ 12,528,445
                                    ============         ============         ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 1999, 1998 AND 1997



                                            Buildings,
                                           Furnishings
                                          and Equipment
                                          -------------
        Accumulated Depreciation:

        Balance, January 1, 1997          $ 27,316,382

        Net additions, 1997                  1,839,401
                                          ------------

        Balance, December 31, 1997          29,155,783

        Sales of properties                (26,036,693)

        Net additions, 1998                  1,915,007
                                          ------------

        Balance, December 31, 1998           5,034,097

        Net additions, 1999                    308,497
                                          ------------

        Balance, December 31, 1999        $  5,342,594
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

CHARLES H. BOXENBAUM, 70, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 48, President and a director of NAPICO.

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

ALAN I. CASDEN, 54, Chairman of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

PAUL PATIERNO, 43, Chief Financial Officer.

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

PATRICIA W. TOY, 70, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

MARK L. WALTHER, 39, Executive Vice President, General Counsel and Assistant Secretary.

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

(b)     At December 31, 1999, security ownership of management is as listed:

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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $41,920 for the year ended December 31, 1999 and $254,448 for each of the two years in the period ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $6,204, $20,976 and $20,978 in 1999, 1998 and 1997, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in 4 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600 in 1998 and 1997.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 1999 and 1998.

Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 1999, 1998 and 1997.

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 1999, 1998 and 1997.

Schedule III - Real estate and accumulated depreciation, December 31, 1999, 1998 and 1997.

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

REPORTS ON FORM 8-K

        No reports on Form 8-k were filed during the year ended December 31, 1999.

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


REAL ESTATE ASSOCIATES LIMITED V


By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner


/s/ CHARLES H. BOXENBAUM
---------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ BRUCE E. NELSON
---------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
---------------------------------------
Alan I. Casden
Director


/s/ PAUL PATIERNO
---------------------------------------
Paul Patierno
Chief Financial Officer