Form 10-Q/A
period 2000-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2000-05-22
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q/A



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


                                  REAL ESTATE ASSOCIATES LIMITED V
                                  (a California limited partnership)


                                  By: National Partnership Investments Corp. General Partner




                                         /s/ BRUCE NELSON
                                         --------------------------------------
                                         Bruce Nelson
                                         President




                                   Date:  May 22, 2000
                                        ---------------------------------------


                                         /s/ PAUL PATIERNO
                                         --------------------------------------
                                         Paul Patierno
                                         Chief Financial Officer



                                   Date:  May 22, 2000
                                         --------------------------------------