Form 10-Q
period 2000-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2000-08-21
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarterly Ended JUNE 30, 2000

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000


PART I.  FINANCIAL INFORMATION
        Item 1.   Financial Statements

             Balance Sheets, June 30, 2000 and December 31, 1999 ............................1

             Statements of Operations,
                  Six and Three Months Ended June 30, 2000 and 1999 .........................2

             Statement of Partners' Equity (Deficiency),
                  Six Months Ended June 30, 2000 ............................................3

             Statements of Cash Flows,
                  Six Months Ended June 30, 2000 and 1999 ...................................4

             Notes to Financial Statements ..................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................12


PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings   .......................................................14

        Item 6.  Exhibits and Reports on Form 8-K ..........................................14

        Signatures..........................................................................15

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS


                                                                2000
                                                             (Unaudited)        1999
                                                             -----------    -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                 $   469,705    $   460,348

CASH AND CASH EQUIVALENTS (Note 1)                               338,828        398,889

DUE FROM NAPICO (Note 3)                                               -         42,184
                                                             -----------    -----------

          TOTAL ASSETS                                       $   808,533    $   901,421
                                                             ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                        $     5,114    $     7,650
                                                             -----------    -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                           (149,310)      (148,407)
     Limited partners                                            952,729      1,042,178
                                                             -----------    -----------

                                                                 803,419        893,771
                                                             -----------    -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                       $   808,533    $   901,421
                                                             ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                          Six months      Three months    Six months      Three months
                                                             ended           ended          ended            ended
                                                         June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999
                                                         -------------   -------------   -------------   -------------
INTEREST INCOME                                            $   9,159       $   4,658       $   9,814       $   4,853
                                                           ---------       ---------       ---------       ---------

OPERATING EXPENSES:
    Legal and accounting                                      56,715          23,830          26,865           4,089
    Management fees - general partner (Notes 2 and 3)         25,977          15,497          33,318          16,659
    Administrative  (Note 3)                                  27,342          22,020          61,085          34,382
                                                           ---------       ---------       ---------       ---------

        Total operating expenses                             110,034          61,347         121,268          55,130
                                                           ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                        (100,875)        (56,689)       (111,454)        (50,277)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                          6,523           6,523           6,523           6,523

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                           4,000           2,000           4,000           2,000
                                                           ---------       ---------       ---------       ---------

NET LOSS                                                   $ (90,352)      $ (48,166)      $(100,931)      $ (41,754)
                                                           =========       =========       =========       =========


NET LOSS PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                    $     (12)      $      (6)      $     (13)      $      (5)
                                                           =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                   (Unaudited)


                                        General           Limited
                                        Partners          Partners           Total
                                      -----------       -----------       -----------
PARTNERSHIP INTERESTS                                         7,808
                                                        ===========

EQUITY (DEFICIENCY),
     January 1, 2000                  $  (148,407)      $ 1,042,178       $   893,771

     Net loss for the six months
     ended June 30, 2000                     (903)          (89,449)          (90,352)
                                      -----------       -----------       -----------

EQUITY (DEFICIENCY),
     June 30, 2000                    $  (149,310)      $   952,729       $   803,419
                                      ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (Unaudited)


                                                                          2000              1999
                                                                       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          $   (90,352)      $  (100,931)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
           Equity in income of limited partnerships
               and amortization of acquisition costs                        (4,000)           (4,000)
           Decrease in due from affiliate                                   42,184
           Decrease in accounts payable                                     (2,536)         (194,631)
                                                                       -----------       -----------

              Net cash used in operating activities                        (54,704)         (299,562)
                                                                       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized
        as a return of capital                                              12,110            45,831
     Advances to limited partnership                                       (17,467)
     Sales proceeds                                                              -         1,063,235
                                                                       -----------       -----------

              Net cash (used in) provided by investing activities           (5,357)        1,109,066
                                                                       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to partners                                                   -        (2,063,235)
                                                                       -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (60,061)       (1,253,731)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             398,889         1,728,900
                                                                       -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $   338,828       $   475,169
                                                                       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2000



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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, and the results of operations and changes in cash flows for the six and three months then ended.

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

       USE OF ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


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

       NET LOSS PER LIMITED PARTNERSHIP INTEREST

       Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding during the year. The number of limited partnership interests was 7,808 for the periods presented.

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

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       The Partnership holds limited partnership interests in 3 limited partnerships. The limited partnerships owned as of June 30, 2000, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

       The following is a summary of the investment in limited partnerships for the six months ended June 30, 2000:

       Balance, end of period                               $ 469,705
       Amortization of acquisition costs                       (8,000)
       Equity in income of limited partnerships                12,000
       Distributions recognized as a return of capital        (12,110)
       Advances to limited partnerships                        17,467
                                                            ---------
       Balance, end of period                               $ 469,705
                                                            =========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:


                              Six months     Three months     Six months     Three months
                                ended           ended           ended           ended
                            June 30, 2000   June 30, 2000   June 30, 1999   June 30, 1999
                            -------------   -------------   -------------   -------------
        REVENUES
          Rental income      $1,568,000      $  784,000      $1,550,000      $  775,000
                             ----------      ----------      ----------      ----------

        EXPENSES
          Depreciation          156,000          78,000         170,000          85,000
          Interest              606,000         303,000         608,000         304,000
          Operating             566,000         283,000         556,000         278,000
                             ----------      ----------      ----------      ----------

                              1,328,000         664,000       1,334,000         667,000
                             ----------      ----------      ----------      ----------
        Net loss             $  240,000      $  120,000      $  216,000      $  108,000
                             ==========      ==========      ==========      ==========


       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

       Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts are not expected to be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ( "MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       mortgage loan can be restructured into a first mortgage loan the Section 8 program. Under MAHRAA, an FHA-insured which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

       On December 30, 1998, after obtaining consents of the limited partners, the Partnership sold its limited partnership interests in 16 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,063,235 which was collected in 1999. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $26,000 and $33,000 for the six months ended June 30, 2000 and 1999, respectively.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2000


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER
         (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,900 and $3,100 for the six months ended June 30, 2000 and 1999, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are to contesting the actions vigorously.

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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


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

                                  JUNE 30, 2000


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

       On December 30, 1998, after obtaining consents of the limited partners, the Partnership sold its limited partnership interests in 16 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of $1,063,235 which was collected subsequent to year-end. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, primarily using proceeds from the sale of the partnership interests.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and are contesting the action vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2000


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


                                   REAL ESTATE ASSOCIATES LIMITED V
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.
                                       General Partner


                                        /s/ BRUCE NELSON
                                       -----------------------------------------
                                       Bruce Nelson
                                       President



                                   Date: August 21, 2000
                                        ----------------------------------------


                                        /s/ PAUL PATIERNO
                                       -----------------------------------------
                                       Paul Patierno
                                       Chief Financial Officer



                                   Date: August 21, 2000
                                        ----------------------------------------