Form 10-Q
period 2000-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2000-11-14
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                   For the Quarterly Ended September 30, 2000

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

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000



PART I.  FINANCIAL INFORMATION

        Item 1.   Financial Statements

             Balance Sheets, September 30, 2000 and December 31, 1999 .......................1

             Statements of Operations,
                  Nine and Three Months Ended September 30, 2000 and 1998 ...................2

             Statement of Partners' Equity (Deficiency),
                  Nine Months Ended September 30, 2000 ......................................3

             Statements of Cash Flows,
                  Nine Months Ended September 30, 2000 and 1998 .............................4

             Notes to Financial Statements ..................................................5

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................................11


PART II.     OTHER INFORMATION

        Item 1.  Legal Proceedings   .......................................................13

        Item 6.  Exhibits and Reports on Form 8-K ..........................................13

        Signatures..........................................................................14

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                     ASSETS

                                                                 2000
                                                              (Unaudited)           1999
                                                               ---------            ----
         INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $   454,237       $   460,348

         CASH AND CASH EQUIVALENTS (Note 1)                       312,620           398,889

         DUE FROM NAPICO                                           17,468            42,184
                                                              -----------       -----------

                   TOTAL ASSETS                               $   784,325       $   901,421
                                                              ===========       ===========


                        LIABILITIES AND PARTNERS' EQUITY

         LIABILITIES:
              Accounts payable                                $       920       $     7,650
                                                              -----------       -----------


         COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


         PARTNERS' EQUITY (DEFICIENCY):
              General partners                                   (149,510)         (148,407)
              Limited partners                                    932,915         1,042,178
                                                              -----------       -----------

                                                                  783,405           893,771
                                                              -----------       -----------

                    TOTAL LIABILITIES AND PARTNERS'
                         EQUITY                               $   784,325       $   901,421
                                                              ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
             NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                     Nine months    Three months     Nine months    Three months
                                                                        ended           ended           ended          ended
                                                                    Sept 30, 2000   Sept 30, 2000   Sept 30, 1999   Sept 30, 1999
                                                                    -------------   -------------   -------------   -------------
           INTEREST INCOME                                            $  14,059       $   4,900       $  15,047       $   5,234
                                                                      ---------       ---------       ---------       ---------

           OPERATING EXPENSES:
               Legal and accounting                                      64,415           7,700          55,216           1,300
               Management fees - general partner (Notes 2 and 3)         31,440           5,463          49,977          16,659
               Administrative  (Note 3)                                  41,093          13,751          66,574          32,541
                                                                      ---------       ---------       ---------       ---------

                  Total operating expenses                              136,948          26,914         171,767          50,500
                                                                      ---------       ---------       ---------       ---------

           LOSS FROM OPERATIONS                                        (122,889)        (22,014)       (156,720)        (45,266)

           DISTRIBUTIONS FROM LIMITED
                 PARTNERSHIPS RECOGNIZED AS
                 INCOME (Note 2)                                          6,523              --           6,523              --

           EQUITY IN INCOME OF LIMITED
                 PARTNERSHIP AND AMORTI-
                 ZATION OF ACQUISITION
                 COSTS (Note 2)                                           6,000           2,000           6,000           2,000
                                                                      ---------       ---------       ---------       ---------

           NET LOSS                                                   $(110,366)      $ (20,014)      $(144,197)      $ (43,266)
                                                                      =========       =========       =========       =========


           NET LOSS PER LIMITED
                 PARTNERSHIP INTEREST (Note 1)                        $     (14)      $      (3)      $     (18)      $      (6)
                                                                      =========       =========       =========       =========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

                                                   General         Limited
                                                  Partners         Partners           Total
                                                  --------         --------           -----
         PARTNERSHIP INTERESTS                                          7,805
                                                                  ===========


         EQUITY (DEFICIENCY),
              January 1, 2000                   $  (148,407)      $ 1,042,178       $   893,771

              Net loss for the nine months
              ended September 30, 2000               (1,103)         (109,263)         (110,366)
                                                -----------       -----------       -----------

         EQUITY (DEFICIENCY),
              September 30, 2000                $  (149,510)      $   932,915       $   783,405
                                                ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                         2000             1999
                                                                         ----             ----
        CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                $  (110,366)      $  (144,197)
             Adjustments to reconcile net income to
                net cash used in operating activities:
                   Equity in income of limited partnerships
                       and amortization of acquisition costs              (6,000)           (6,000)
                   Decrease in due from NAPICO                            24,716                --
                   Decrease in accounts payable                           (6,730)         (195,141)
                                                                     -----------       -----------

                      Net cash used in operating activities              (98,380)         (345,338)
                                                                     -----------       -----------

        CASH FLOWS FROM INVESTING ACTIVITIES:
             Distributions from limited partnerships recognized
                as a return of capital                                    12,111            50,878
             Sales proceeds                                                   --         1,063,235
                                                                     -----------       -----------

                      Net cash provided by investing activities           12,111         1,114,113
                                                                     -----------       -----------

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Distributions to partners                                        --        (2,063,235)
                                                                     -----------       -----------

        NET DECREASE IN CASH AND CASH
             EQUIVALENTS                                                 (86,269)       (1,294,460)

        CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   398,889         1,728,900
                                                                     -----------       -----------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                     $   312,620       $   434,440
                                                                     ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000


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

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, and the results of operations for the nine and three months then ended and changes in cash flows for the nine months then ended.

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

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally in the United States of America.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 3 limited partnerships. The limited partnerships owned as of September 30, 2000, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2000:

         Balance, beginning of period                         $ 460,348
         Distributions recognized as a return of capital        (12,111)
         Amortization of acquisition costs                      (12,000)
         Equity in income of limited partnerships                18,000
                                                              ---------

         Balance, end of period                               $ 454,237
                                                              =========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2000 and 1999 for the limited partnerships in which the Partnership has investments:

                              Nine months    Three months     Nine months    Three months
                                 ended          ended            ended           ended
                             Sept. 30, 2000  Sept. 30, 2000  Sept. 30, 1999  Sept. 30, 1999
                             --------------  --------------  --------------  --------------
         REVENUES
            Rental income      $2,353,000      $  784,000      $2,325,000      $  775,000
                               ----------      ----------      ----------      ----------

         EXPENSES
            Depreciation          234,000          78,000         255,000          85,000
            Interest              907,000         303,000         912,000         304,000
            Operating             907,000         283,000         834,000         278,000
                               ----------      ----------      ----------      ----------

                                1,991,000         664,000       2,001,000         667,000
                               ----------      ----------      ----------      ----------

            Net loss           $  362,000      $  120,000      $  324,000      $  108,000
                               ==========      ==========      ==========      ==========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis under the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA- insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

        On December 30, 1998, after obtaining the consents of the limited partners, the Partnership sold its limited partnership interests in 16 local limited partnerships to subsidiaries of Casden Properties Inc. The sale resulted in cash proceeds to the Partnership of$ 1,063,235 which was collected in 1999. In March 1999, the Partnership made cash distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests.

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $31,000 and $50,000 for the nine months ended September 30, 2000 and 1999, respectively.

        The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately$ 3,000 and$ 4,600 for the nine months ended September 30, 2000 and 1999, respectively, and is included in administrative expenses.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2000


NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

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

                               SEPTEMBER 30, 2000


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

                               SEPTEMBER 30, 2000


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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to subsidiaries of Casden Properties Inc. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

The corporate general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2000.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2000


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


                                   REAL ESTATE ASSOCIATES LIMITED V
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp., its General Partner



                                         By:  /s/ BRUCE NELSON
                                            ------------------------------------
                                            Bruce Nelson
                                            President


                                         Date:  November 14, 2000
                                              ----------------------------------


                                         By:  /s/ BRIAN H. SHUMAN
                                            ------------------------------------
                                            Brian H. Shuman
                                            Chief Financial Officer



                                         Date:  November 14, 2000
                                              ----------------------------------