Form 10-K405
period 2000-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2001-03-30
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 2000

                             Commission File Number
                                     0-12438
                                   -----------

                        REAL ESTATE ASSOCIATES LIMITED V

                        A CALIFORNIA LIMITED PARTNERSHIP

                  I.R.S. Employer Identification No. 95-3768810
                                                    ------------

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

REAL V holds limited partnership interests in 3 local limited partnerships as of December 31, 2000, after selling its interests in 16 local limited partnerships, in December 1998, to the Operating Partnership. Each of these limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2000, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 2000, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 2000

                                                      Units
                                                    Authorized
                                                    For Rental                           Percentage
                                                    Assistance                            of Total
                                     No. of            Under              Units            Units
Name and Location                    Units           Section 8          Occupied          Occupied
-----------------                   --------        ----------          --------         ----------
Bickerdike
  Chicago, IL                            140               140               133                95%

Grandview Place Apartments
  Missoula, MT                            48                48                48               100%

Richland Three Rivers
Retirement Apartments
  Richland, WA                            40                40                39                98%
                                    --------          --------          --------

TOTALS                                   228               228               220                96%
                                    ========          ========          ========

ITEM 2.      PROPERTIES:

The local limited partnerships in which REAL V holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3.      LEGAL PROCEEDINGS:

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2000, REAL V's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits are related to REAL V.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2000, there were 1,430 registered holders of units in REAL V. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6.     SELECTED FINANCIAL DATA:


                                                              Year Ended December 31,
                                  -------------------------------------------------------------------------------

                                     2000             1999             1998             1997             1996
                                  -----------      -----------      -----------      -----------      -----------
Loss From Operations              $  (167,232)     $  (157,737)     $  (723,112)     $  (515,423)     $  (287,542)

Gain on Sale of Limited
   Partnership Interests                   --               --          849,749               --               --

Distributions From
   Limited Partnerships
   Recognized as Income                 6,523            6,523          294,813          381,171          215,140

Equity in Income (Loss) of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                  252,524          216,870       (1,148,813)         503,765          371,644
                                  -----------      -----------      -----------      -----------      -----------

Net Income (Loss)                 $    91,815      $    65,656      $  (727,363)     $   369,513      $   299,242
                                  ===========      ===========      ===========      ===========      ===========

Net Income (Loss) per Limited
   Partnership Interest           $        12      $         8      $       (92)     $        47      $        38
                                  ===========      ===========      ===========      ===========      ===========



Total Assets                      $   997,650      $   901,421      $ 3,086,491      $ 3,795,448      $ 3,259,178
                                  ===========      ===========      ===========      ===========      ===========

Investments in Limited
   Partnerships                   $   611,617      $   460,348      $   294,356      $ 1,616,811      $ 1,305,672
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

At December 31, 2000, the Partnership has investments in 3 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 16 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. In addition, income realized after an investment has been written off, due to an impairment loss, is not recognized. At December 31, 2000 and 1999, the Partnership has a positive investment balance in only two local limited partnerships.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local partnerships that was allocated to the Partnership was $398,000, $473,000 and $89,000 for the years ended December 31, 2000, 1999 and 1998, respectively. However, primarily because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $252,524, $216,870 and $490,722 for the years ended December 31, 2000, 1999 and
1998, respectively. In addition, the loss recorded by the Partnership in 1998 includes impairment losses of $1,639,535, respectively, recognized to the carrying values of the investments in certain local limited partnerships.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $6,523, $6,523 and $294,813 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2000, 1999 and 1998, the Partnership has cash and cash equivalents of $386,033, $398,889 and $1,728,900, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $19,043, $19,897 and $95,546 in interest income for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Because of the decrease in invested assets at the end of 1998 as a result of the sale of partnership interests, management fees decreased from $254,448 for 1998 to $41,920 and $41,920 for 2000 and 1999, respectively.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763 and $390,255 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $97,493, $35,815 and $90,585 for the years ended December 31, 2000, 1999 and 1998, respectively. Administrative expenses were $46,862, $99,899 and $473,625 for the years ended December 31, 2000, 1999 and
1998, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $4,098, $6,204 and $20,978 for the years ended December 31, 2000, 1999 and 1998, respectively. Also included in administrative expenses for 1999 and 1998 is $50,763 and $390,255, respectively, related to the aforementioned third-party review of the properties owned by the local partnerships. Accounts payable at December 31, 1998 includes $63,608 of such costs.

Revenues and expenses of the local limited partnerships decreased during the years ended December 31, 2000 and 1999 as compared to 1998, as a result of the sale of 20 partnership interests on December 30, 1998.

Total revenue for the local partnerships has decreased from $12,972,000 for the year ended December 31, 1998, to $3,171,000 and $3,137,000 for the years ended December 31, 2000 and 1999, respectively.

Total expenses for the local partnerships decreased from $12,882,333 for the year ended December 31, 1998, to $2,766,000 and $2,656,000 for the years ended December 31, 2000 and 1999, respectively.

The total net income for the local partnerships for 2000, 1999 and 1998 aggregated $405,000, $481,000 and $90,000, respectively. The income allocated to the Partnership was $398,000, $473,000 and $89,000 for 2000, 1999 and 1998,
respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 6 percent and 37 percent of total assets as of December 31, 2000 and 1999, respectively, and the equity in income of these limited partnerships represents 6 percent, 39 percent and 12 percent of the total net income of the Partnership for the years ended December 31, 2000, 1999 and 1998, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 28, 2001

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                                     ASSETS


                                                      2000              1999
                                                   -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $   611,617       $   460,348

CASH AND CASH EQUIVALENTS (Note 1)                     386,033           398,889

DUE FROM NAPICO (Note 3)                                    --            42,184
                                                   -----------       -----------

          TOTAL ASSETS                             $   997,650       $   901,421
                                                   ===========       ===========


LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable (Note 2)                     $    12,064       $     7,650
                                                   -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (147,488)         (148,407)
     Limited partners                                1,133,074         1,042,178
                                                   -----------       -----------

                                                       985,586           893,771
                                                   -----------       -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                             $   997,650       $   901,421
                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                       2000              1999              1998
                                                    -----------       -----------       -----------
INTEREST INCOME                                     $    19,043       $    19,897       $    95,546
                                                    -----------       -----------       -----------

OPERATING EXPENSES:
    Legal and accounting                                 97,493            35,815            90,585
    Management fees - general partner (Note 3)           41,920            41,920           254,448
    Administrative  (Note 3)                             46,862            99,899           473,625
                                                    -----------       -----------       -----------

TOTAL OPERATING EXPENSES                                186,275           177,634           818,658
                                                    -----------       -----------       -----------

LOSS FROM OPERATIONS                                   (167,232)         (157,737)         (723,112)

GAIN ON SALE OF LIMITED PARTNERSHIP
      INTERESTS (Note 2)                                     --                --           849,749

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                     6,523             6,523           294,813

EQUITY IN INCOME (LOSS) OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                    252,524           216,870        (1,148,813)
                                                    -----------       -----------       -----------

NET INCOME (LOSS)                                   $    91,815       $    65,656       $  (727,363)
                                                    ===========       ===========       ===========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                             $        12       $         8       $       (92)
                                                    ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                    General           Limited
                                    Partners          Partners            Total
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),
    January 1, 1998                $  (121,158)      $ 3,739,871       $ 3,618,713

    Net loss for 1998                   (7,274)         (720,089)         (727,363)
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1998                 (128,432)        3,019,782         2,891,350

    Distributions to partners          (20,632)       (2,042,603)       (2,063,235)

    Net income for 1999                    657            64,999            65,656
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 1999                 (148,407)        1,042,178           893,771

    Net income for 2000                    919            90,896            91,815
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),
    December 31, 2000              $  (147,488)      $ 1,133,074       $   985,586
                                   ===========       ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          2000              1999              1998
                                                                       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                $    91,815       $    65,656       $  (727,363)
      Adjustments to reconcile net income (loss) to
         net cash (used in) provided by operating activities:
            Gain on sale of limited partnership interests                       --                --          (849,749)
            Equity in (loss) income of limited partnerships
                and amortization of acquisition costs                     (252,524)         (216,870)        1,148,813
            Decrease (increase) in due from NAPICO                          42,184           (42,184)               --
            Increase (decrease) in accounts payable                          4,414          (187,491)           18,406
                                                                       -----------       -----------       -----------

               Net cash used in operating activities                      (114,111)         (380,889)         (409,893)
                                                                       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Costs incurred related to sale of partnership interests                   --                --          (153,795)
      Capital contributions to limited partnerships                             --                --          (102,500)
      Distributions from limited partnerships recognized
         as a return of capital                                            101,255            50,878           216,451
      Proceeds from sale of limited partnership interests                       --         1,063,235                --
                                                                       -----------       -----------       -----------

              Net cash provided by (used in) investing activities          101,255         1,114,113           (39,844)
                                                                       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Distributions to partners                                                 --        (2,063,235)               --
                                                                       -----------       -----------       -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                      (12,856)       (1,330,011)         (449,737)

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                    398,889         1,728,900         2,178,637
                                                                       -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                      $   386,033       $   398,889       $ 1,728,900
                                                                       ===========       ===========       ===========



   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


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

     Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. The remaining economic interest, including a majority of the voting common stock, continues to be owned by CIC.

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

     Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership agreement. The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect. The general partners'

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions.

     On December 30, 1998, the Partnership sold its interests in 16 local limited partnerships for $59,691 to the Operating Partnership.

     Basis of Presentation

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

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

     Cash and Cash Equivalents

     Cash and cash equivalents consist of cash and bank certificates of deposit with an original maturity of three months or less. The Partnership has its cash and cash equivalents on deposit with high credit quality financial institutions. Such cash and cash equivalents are in excess of the FDIC insurance limit.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 3 limited partnerships as of December 31, 2000 and 1999, after selling its interests in 16 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.   INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

     The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                             2000            1999
                                                           ---------       ---------
         Investment balance, beginning of year             $ 460,348       $ 294,356
         Equity in income of limited partnerships            265,491         229,837
         Amortization of capitalized acquisition
            costs and fees                                   (12,967)        (12,967)
         Cash distributions recognized as
           a return of capital                              (101,255)        (50,878)
                                                           ---------       ---------

         Investment balance, end of year                   $ 611,617       $ 460,348
                                                           =========       =========

     The difference between the investment in the accompanying balance sheets at December 31, 2000 and 1999, and the deficiency per the limited partnerships' combined financial statements is due primarily to costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

     Selected financial information from the combined financial statements of the limited partnerships at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 is as follows:

                                 Balance Sheets


                                                           2000           1999
                                                         --------       --------
                                                              (in thousands)
         Land and buildings, net                         $  7,047       $  7,186
                                                         ========       ========

         Total assets                                    $ 12,471       $ 12,301
                                                         ========       ========

         Mortgages payable                               $ 10,086       $ 10,163
                                                         ========       ========

         Total liabilities                               $ 10,476       $ 10,566
                                                         ========       ========

         Equity of Real Estate Associates Limited V      $  2,464       $  2,174
                                                         ========       ========

         Deficiency of other partners                    $   (469)      $   (439)
                                                         ========       ========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                              Statements of Income

                                                       2000         1999         1998
                                                      -------      -------      -------
                                                               (in thousands)
         Total revenue                                $ 3,171      $ 3,137      $12,972
                                                      =======      =======      =======

         Interest expense                             $ 1,201      $ 1,210      $ 5,215
                                                      =======      =======      =======

         Depreciation                                 $   324      $   313      $ 1,933
                                                      =======      =======      =======

         Total expenses                               $ 2,766      $ 2,656      $12,882
                                                      =======      =======      =======

         Net income                                   $   405      $   481      $    90
                                                      =======      =======      =======

         Net income allocable to the Partnership      $   398      $   473      $    89
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

         An affiliate of NAPICO was the general partner in 4 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600 in 1998.

         Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
         Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

         interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

         As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763 and $390,255 for the years ended December 31, 1999 and 1998, respectively, and are included in administrative expenses. Accounts payable at December 31, 1998 includes $63,608 of such costs.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


2.       INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

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

         The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,098, $6,204 and $20,976 in 2000, 1999 and 1998, respectively, and is included in administrative expenses.

4.       CONTINGENCIES

         On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to the Operating Partnership organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


4.       CONTINGENCIES (CONTINUED)

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

         The equity in income (loss) reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The increase of approximately $247,000, between the estimated nine-month equity in income and the actual 2000 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE


                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                Year Ended December 31, 2000
                          -----------------------------------------------------------------------
                                                           Cash           Equity
                           Balance        Capital         Distri-           In          Balance
                           January        Contri-         butions         Income        December
Limited Partnerships       1, 2000        butions        Received         (Loss)        31, 2000
                          ---------      ---------       ---------       ---------      ---------
 Bickerdike               $ 389,980      $               $ (89,144)      $ 225,149      $ 525,985
 Grandview Place             70,368                        (12,111)         27,375         85,632
 Richland Elderly
                          ---------      ---------       ---------       ---------      ---------

                          $ 460,348      $               $(101,255)      $ 252,524      $ 611,617
                          =========      =========       =========       =========      =========

                                                                      SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                             Year Ended December 31, 1999
                          -----------------------------------------------------------------------
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
                          =========      =========       =========       =========      =========

                                                                      SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                Year Ended December 31, 1998
                             ----------------------------------------------------------------------------------------------------
                                                                   Cash             Equity
                               Balance          Capital           Distri-             In                               Balance
                               January          Contri-           butions           Income                             December
Limited Partnerships           1, 1998          butions           Received          (Loss)             Sale            31, 1998
                             -----------      -----------       -----------       -----------       -----------       -----------
Bickerdike                   $   871,770      $                 $   (89,144)      $  (542,134)      $                 $   240,492
Canoga Park*
Castlepark*
Centennial Ft. Wayne*
Creekside Gardens*
Del Haven Manor*
Fox Run*
Grandview Place                   93,961                            (49,022)            8,925                              53,864
Hamlin Estate*
Heritage Estates*
North River Club Apts.*
Palm Springs *
Panorama City I*
Panorama City II*
Pine Lake Terrace*
Plummer Village*                                                    (15,000)           15,000                                  --
Ranger Apts.*
Richland Elderly                 651,080                             (6,523)         (644,557)                                 --
Robert Farrell Manor*                 --          102,500           (56,762)           13,953           (59,691)               --
                             -----------      -----------       -----------       -----------       -----------       -----------

                             $ 1,616,811      $   102,500       $  (216,451)      $(1,148,813)      $   (59,691)      $   294,356
                             ===========      ===========       ===========       ===========       ===========       ===========



*Sold to the Operating Partnership in 1998.

                                                                      SCHEDULE
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                                   YEARS ENDED
                        DECEMBER 31, 2000, 1999 AND 1998


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

                  REAL ESTATE ASSOCIATES LIMITED V SCHEDULE III
                     REAL ESTATE AND ACCUMULATED DEPRECIATON
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                                DECEMBER 31, 2000


                                                                              Buildings,
                                      Number      Outstanding                 Furnishings                Accumulated   Construction
                                     of Units    Mortgage Loan     Land      and Equipment    Total      Depreciation     Period
                                    -----------  -------------  -----------  -------------  -----------  ------------  ------------
Limited Partnerships
Bickerdike                                  140   $ 7,186,417   $   348,255   $ 8,304,312   $ 8,652,567   $ 3,843,628   1983
  Chicago, il
Grandview Place Apts                         48     1,590,822       183,000     2,124,651     2,307,651       904,076   1982-1983
   Missouls, MT
Richland Three Rivers                        40     1,308,976             0     1,416,226     1,416,226       692,259   1982-1983
  Richland, WA
Additional carrying value of real                                    29,993       303,258       333,251       222,387
 estate of investee limited
 partnerships not recorded on
 said limited partnerships
                                    -----------   -----------   -----------   -----------   -----------   -----------   ---------

TOTAL                                       228   $10,086,215   $   561,248   $12,148,447   $12,709,695   $ 5,662,350
                                    ===========   ===========   ===========   ===========   ===========   ===========   =========

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


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

            3.    Investments in property and equipment:

                                                      Buildings,
                                                     Furnishings,
                                                         And
                                     Land             Equipment            Total
                                  ------------       ------------       ------------
Balance at January 1, 1998        $  4,412,142       $ 59,788,305       $ 64,200,447

Sale of Properties                  (4,151,054)       (48,274,897)       (52,425,951)

Net additions during 1998              300,160            345,624            645,784
                                  ------------       ------------       ------------

Balance at December 31, 1998           561,248         11,859,032         12,420,280

Net additions during 1999                    0            108,165            108,165
                                  ------------       ------------       ------------

Balance at December 31, 1999           561,248         11,967,197         12,528,445

Net additions during 2000                    0            181,250            181,250
                                  ------------       ------------       ------------

Balance at December 31, 2000      $    561,248       $ 12,148,447       $ 12,709,695
                                  ============       ============       ============

                                                                    SCHEDULE III
                                                                     (CONTINUED)


                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 2000, 1999 AND 1998


                                                                     Buildings,
                                                                    Furnishings
                                                                   and Equipment
                                                                   ------------
Accumulated Depreciation:

Balance, January 1, 1998                                           $ 29,155,783

Sales of properties                                                 (26,036,693)

Net additions, 1998                                                   1,915,007
                                                                   ------------

Balance, December 31, 1998                                            5,034,097

Net additions, 1999                                                     308,497
                                                                   ------------

Balance, December 31, 1999                                            5,342,594

Net additions, 2000                                                     319,756
                                                                   ------------

Balance, December 31, 2000                                         $  5,662,350
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

CHARLES H. BOXENBAUM, 71, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

Mr. Boxenbaum has been associated with NAPICO since its inception. He has been active in the real estate industry since 1960, and prior to joining NAPICO was a real estate broker with the Beverly Hills firm of Carl Rhodes Company. Mr. Boxenbaum has been a member of the Board of Directors of Casden Properties Inc. since 1998.

Mr. Boxenbaum has been a guest lecturer at national and state realty conventions, certified properties exchanger's seminars, Los Angeles Town Hall, National Association of Home Builders, International Council of Shopping Centers, Society of Conventional Appraisers, California Real Estate Association, National Institute of Real Estate Brokers, Appraisal Institute, various mortgage banking seminars, and the North American Property Forum held in London, England. He is one of the founders and a past director of the First Los Angeles Bank, organized in November 1974. Since March 1995, Mr. Boxenbaum has served on the Board of Directors of the National Housing Council. Mr. Boxenbaum received his Bachelor of Arts degree from the University of Chicago.

BRUCE E. NELSON, 49, President, Chief Operating Officer and a director of
NAPICO.

Mr. Nelson joined NAPICO in 1980 and became President in February 1989. He is responsible for the operations of all NAPICO sponsored limited partnerships. Prior to that he was primarily responsible for the securities aspects of the publicly offered real estate investment programs. Mr. Nelson is also involved in the identification, analysis, and negotiation of real estate investments. Mr. Nelson is a member of the Board of Directors of Casden Properties Inc. and is a Director of the Affordable Housing Tax Credit Coalition.

From February 1979 to October 1980, Mr. Nelson held the position of Associate General Counsel at Western Consulting Group, Inc., private residential and commercial real estate syndicators. Prior to that time, Mr. Nelson was engaged in the private practice of law in Los Angeles. Mr. Nelson received his Bachelor of Arts degree from the University of Wisconsin and is a graduate of the University of Colorado School of Law. He is a member of the State Bar of California and is a licensed real estate broker in California and Texas.

ALAN I. CASDEN, 55, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

Mr. Casden has been involved in approximately $3 billion of real estate financings and sales and has been responsible for the development and construction of more than 12,000 apartment units and 5,000 single-family homes and condominiums.

Mr. Casden is a member of the American Institute of Certified Public Accountants and of the California Society of Certified Public Accountants. Mr. Casden is a member of the advisory board of the National Multi-Family

Housing Conference, the Multi-Family Housing Council, the President's Council of the California Building Industry Association and the Urban Land Institute. He also serves on the Board of Trustees of the University of Southern California. He holds a Bachelor of Science degree and a Masters in Business Administration degree from the University of Southern California.

BRIAN H. SHUMAN, 38, Vice President and Chief Financial Officer.

Mr. Shuman joined NAPICO in 2000, and is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection , treasury and financial reporting departments. From 1994 to 1996, he was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns. From 1985 to 1994, Mr. Shuman served in senior management positions, as a director or manager of finance, a portfolio tax analyst, and a senior accountant/tax consultant. He holds a Bachelor of Arts degree in economics and accounting from the University of Maryland. Mr. Shuman is a Certified Public Accountant and is a member of American Institute of Certified Public Accountants and the California Society of Public Accountants.

PATRICIA W. TOY, 71, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 34, Senior Vice President, General Counsel and Secretary.

Mr. Sussman joined NAPICO in 1998, and is responsible for the legal affairs of NAPICO and its affiliates. He is also the President of NPEI and a member of the preliminary investment committee. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels. Mr. Sussman received a Bachelor of Arts degree from the University of California, Berkeley and Juris Doctor and Master in Business Administration degrees from the University of Southern California. He is a member of the State Bar of California, and holds Series 22, 39 and 63 licenses issued by the National Association of Securities Dealers, Inc.

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

(b)     At December 31, 2000, security ownership of management is as listed:

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $41,920 for each of the two years ended December 31, 2000 and 1999 and $254,448 for the year ended December 31, 1998.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,098, $6,204 and $20,978 in 2000, 1999 and 1998, respectively, and is included in operating expenses.

An affiliate of NAPICO was the general partner in 4 of the limited partnerships in which the partnership interests were sold on December 30, 1998, and another affiliate received property management fees of approximately 5 to 6 percent of their revenue. The affiliate received property management fees of $42,600 in 1999 and 1998.

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


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2000 and 1999.

Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

Statement of Partners' Equity (Deficiency) for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 2000, 1999 and 1998.

Schedule III - Real estate and accumulated depreciation, December 31, 2000, 1999 and 1998.

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

REPORTS ON FORM 8-K

        No reports on Form 8-k were filed during the year ended December 31, 2000.

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


REAL ESTATE ASSOCIATES LIMITED V

By:        NATIONAL PARTNERSHIP INVESTMENTS CORP.
           General Partner


/s/ CHARLES H. BOXENBAUM
----------------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer



/s/ BRUCE E. NELSON
----------------------------------------
Bruce E. Nelson
Director and President


/s/ ALAN I. CASDEN
----------------------------------------
Alan I. Casden
Director


/s/ BRIAN H SHUMAN
----------------------------------------
Brian H Shuman
Chief Financial Officer