Form 10-Q
period 2001-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2001-05-15
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarterly Ended MARCH 31, 2001

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

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001



PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements

         Balance Sheets, March 31, 2001 and December 31, 2000 ....................        1

         Statements of Operations,
             Three Months Ended March 31, 2001 and 2000 ..........................        2

         Statement of Partners' Equity (Deficiency),
             Three Months Ended March 31, 2001 ...................................        3

         Statements of Cash Flows,
             Three Months Ended March 31, 2001 and 2000 ..........................        4

         Notes to Financial Statements ...........................................        5

 Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................................       10


PART II. OTHER INFORMATION

 Item 1. Legal Proceedings .......................................................       12

 Item 6. Exhibits and Reports on Form 8-K ........................................       12

 Signatures ......................................................................       13

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                      MARCH 31, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                                      2001                 2000
                                                                  (Unaudited)            (Audited)
                                                                  -----------           -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)                      $   674,617           $   611,617

CASH AND CASH EQUIVALENTS (Note 1)                                    355,143               386,033
                                                                  -----------           -----------

          TOTAL ASSETS                                            $ 1,029,760           $   997,650
                                                                  ===========           ===========


                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                             $     6,014           $    12,064
                                                                  -----------           -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                                (147,106)             (147,488)
     Limited partners                                               1,170,852             1,133,074
                                                                  -----------           -----------

                                                                    1,023,746               985,586
                                                                  -----------           -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                                            $ 1,029,760           $   997,650
                                                                  ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                          2001               2000
                                                        --------           --------
INTEREST INCOME                                         $  4,416           $  4,501
                                                        --------           --------

OPERATING EXPENSES:
    Legal and accounting                                  11,975             32,885
    Management fees - general partner (Note 3)            10,480             10,480
    Administrative  (Note 3)                               6,801              5,321
                                                        --------           --------

         Total operating expenses                         29,256             48,686
                                                        --------           --------

LOSS FROM OPERATIONS                                     (24,840)           (44,185)

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                      63,000              2,000
                                                        --------           --------

NET INCOME (LOSS)                                       $ 38,160           $(42,185)
                                                        ========           ========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                                 $      5           $     (5)
                                                        ========           ========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                General              Limited
                                                Partners             Partners              Total
                                               ----------           ----------          ----------
PARTNERSHIP INTERESTS                                                    7,808
                                                                    ==========

EQUITY (DEFICIENCY),
      January 1, 2001                          $ (147,488)          $1,133,074          $  985,586

      Net income for the three months
      ended March 31, 2001                            382               37,778              38,160
                                               ----------           ----------          ----------

EQUITY (DEFICIENCY),
      March 31, 2001                           $ (147,106)          $1,170,852          $1,023,746
                                               ==========           ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                   2001                2000
                                                                ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                        $  38,160           $ (42,185)
       Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs            (63,000)             (2,000)
             Increase in due from NAPICO                               --              (2,958)
             Decrease in accounts payable                          (6,052)             (4,816)
                                                                ---------           ---------

                Net cash used in operating activities             (30,892)            (51,959)
                                                                ---------           ---------


NET DECREASE IN CASH AND CASH EQUIVALENTS                         (30,892)            (51,959)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    386,033             398,889
                                                                ---------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $ 355,143           $ 346,930
                                                                =========           =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       GENERAL

       The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, and the results of operations and changes in cash flows for the three months then ended.

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

                                 MARCH 31, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       NET INCOME PER LIMITED PARTNERSHIP INTEREST

       Net income per limited partnership interest was computed by dividing the limited partners' share of net income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 7,808 for the periods presented.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

       As of March 31, 2001, the Partnership holds limited partnership interests in 3 limited partnerships. The limited partnerships owned as of March 31, 2001, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

                                 MARCH 31, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

       The following is a summary of the investment in limited partnerships for the three months ended March 31, 2001:

       Balance, beginning of period                          $ 611,617
       Amortization of acquisition costs                        (3,000)
       Equity in income of limited partnerships                 66,000
                                                             ---------

       Balance, end of period                                $ 674,617
                                                             =========

       The following are unaudited combined estimated statements of operations for the three months ended March 31, 2001 and 1999 for the limited partnerships in which the Partnership has investments:

                              Three months      Three months
                                  ended             ended
                             March 31, 2001    March 31, 2000
                             --------------    --------------
       REVENUES
         Rental income          $793,000          $782,000
                                --------          --------

       EXPENSES
         Depreciation             81,000            78,000
         Interest                300,000           303,000
         Operating               310,000           283,000
                                --------          --------

                                 691,000           664,000
                                --------          --------

         Net income             $102,000          $120,000
                                ========          ========

       NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $10,000 and $10,000 for the three months ended March 31, 2001 and 2000, respectively.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                 MARCH 31, 2001

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,400 and $1,600 for the three months ended March 31, 2001 and 2000, respectively, and is included in administrative expenses.

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

                                 MARCH 31, 2001


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

       Except for certificates of deposit and money market funds, the Partnership's investments are entirely interests in other limited partnerships primarily owning government-assisted projects. Available cash is invested in these funds earning interest income as reflected in the statement of operations. These funds can be converted to cash to meet obligations as they arise. The Partnership intends to continue investing available funds in this manner.

       Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long- term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which was generally the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                                 MARCH 31, 2001


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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended March 31, 2001.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 MARCH 31, 2001


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


                                   REAL ESTATE ASSOCIATES LIMITED V
                                   (a California limited partnership)


                                   By:  National Partnership Investments Corp.
                                        General Partner


                                        /s/ BRUCE NELSON
                                        ----------------------------------------
                                        Bruce Nelson
                                        President



                                   Date:  MAY 15, 2001
                                        ----------------------------------------


                                        /s/ BRIAN H. SHUMAN
                                        ----------------------------------------
                                        Brian H. Shuman
                                        Chief Financial Officer



                                   Date:  MAY 15, 2001
                                        ----------------------------------------