Form 10-Q
period 2001-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2001-08-14
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934

                      For the Quarterly Ended JUNE 30, 2001

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

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2001



PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements

        Balance Sheets, June 30, 2001 and December 31, 2000 ..........       1

        Statements of Operations,
             Six and Three Months Ended June 30, 2001 and 2000 .......       2

        Statement of Partners' Equity (Deficiency),
             Six Months Ended June 30, 2001 ..........................       3

        Statements of Cash Flows,
             Six Months Ended June 30, 2001 and 2000 .................       4

        Notes to Financial Statements ................................       5

 Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations .....................      12


PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings ..........................................      14

 Item 6.  Exhibits and Reports on Form 8-K ...........................      14

 Signatures ..........................................................      15

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                        2001
                                                     (Unaudited)           2000
                                                     -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)         $   626,263       $   611,617

CASH AND CASH EQUIVALENTS                                462,102           386,033

DUE FROM NAPICO (Note 3)                                   1,815                --
                                                     -----------       -----------

          TOTAL ASSETS                               $ 1,090,180       $   997,650
                                                     ===========       ===========


                          LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                                $    21,197       $    12,064
                                                     -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                   (146,654)         (147,488)
     Limited partners                                  1,215,637         1,133,074
                                                     -----------       -----------

                                                       1,068,983           985,586
                                                     -----------       -----------

           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                               $ 1,090,180       $   997,650
                                                     ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                   Six months     Three months    Six months     Three months
                                                      ended           ended          ended          ended
                                                  June 30, 2001  June 30, 2001   June 30, 2000   June 30, 2000
                                                    ---------       --------       ---------       --------
INTEREST INCOME                                     $   6,817       $  2,401       $   9,159       $  4,658
                                                    ---------       --------       ---------       --------

OPERATING EXPENSES:
    Legal and accounting                               27,125         15,150          56,715         23,830
    Management fees - general partner (Note 3)         20,959         10,479          25,977         15,497
    Administrative  (Note 3)                           14,604          7,803          27,342         22,020
                                                    ---------       --------       ---------       --------

        Total operating expenses                       62,688         33,432         110,034         61,347
                                                    ---------       --------       ---------       --------

LOSS FROM OPERATIONS                                  (55,871)       (31,031)       (100,875)       (56,689)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   6,523          6,523           6,523          6,523

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                  132,745         69,745           4,000          2,000
                                                    ---------       --------       ---------       --------

NET INCOME (LOSS)                                   $  83,397       $ 45,237       $ (90,352)      $(48,166)
                                                    =========       ========       =========       ========


NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                             $      11       $      6       $     (11)      $     (6)
                                                    =========       ========       =========       ========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)



                                         General         Limited
                                         Partners        Partners          Total
                                        ---------       ----------      ----------
PARTNERSHIP INTERESTS                                        7,808
                                                        ==========


EQUITY (DEFICIENCY),
     January 1, 2001                    $(147,488)       1,133,074      $  985,586

     Net income for the six months
     ended June 30, 2001                      834           82,563          83,397
                                        ---------       ----------      ----------

EQUITY (DEFICIENCY),
     June 30, 2001                      $(146,654)      $1,215,637      $1,068,983
                                        =========       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                  (Unaudited)


                                                                          2001           2000
                                                                       ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                 $  83,397       $ (90,352)
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
           Equity in income of limited partnerships
               and amortization of acquisition costs                    (132,745)         (4,000)
           (Decrease) increase in due from General Partner                (1,815)         42,184
           Increase (decrease) in accounts payable                         9,133          (2,536)
                                                                       ---------       ---------

              Net cash used in operating activities                      (42,030)        (54,704)
                                                                       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized
        as a return of capital                                           118,099          12,110
     Advances to limited partnership                                          --         (17,467)
                                                                       ---------       ---------
              Net cash provided by (used in) investing activities        118,099          (5,357)
                                                                       ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      76,069         (60,061)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           386,033         398,889
                                                                       ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 462,102       $ 338,828
                                                                       =========       =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL

        The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2000 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results for the entire year.

        In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, and the results of operations and changes in cash flows for the six and three months then ended.

        The general partners have a 1 percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. National Partnership Investments Corp. (NAPICO) is the managing general partner of the Partnership. Casden Properties Inc. owns a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owns 95% of the voting common stock of NAPICO.

        BASIS OF PRESENTATION

        The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

        The Partnership holds limited partnership interests in 3 limited partnerships, located in 3 different states. The limited partnerships owned as of June 30, 2001, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

        The following is a summary of the investment in limited partnerships for the six months ended June 30, 2001:

Balance, beginning of period                         $ 611,617
Equity in income of limited partnerships               132,745
Distributions recognized as a return of capital       (118,099)
                                                     ---------

Balance, end of period                               $ 626,263
                                                     =========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        The following are unaudited combined estimated statements of operations for the six and three months ended June 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                         Six months     Three months     Six months    Three months
                            ended           ended           ended          ended
                        June 30, 2001   June 30, 2001   June 30, 2000  June 30, 2000
                          ----------      ----------      ----------      --------
REVENUES
 Rental income            $1,586,000      $  793,000      $1,568,000      $784,000
                          ----------      ----------      ----------      --------

EXPENSES
 Depreciation                162,000          81,000         156,000        78,000
 Interest                    600,000         300,000         606,000       303,000
 Operating                   620,000         310,000         566,000       283,000
                          ----------      ----------      ----------      --------

                           1,382,000         691,000       1,328,000       664,000
                          ----------      ----------      ----------      --------

 Net income               $  204,000      $  102,000      $  240,000      $120,000
                          ==========      ==========      ==========      ========

        NAPICO, or one of its affiliates, is the general partner and property management agent for certain of the limited partnerships included above.

        Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

        the restructuring of mortgage loans insured by the FHA with respect to properties subject to mortgage loan can be restructured into a first mortgage loan the Section 8 program. Under MAHRAA, an FHA-insured which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

        Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $20,959 and $25,977 for the six months ended June 30, 2001 and 2000, respectively.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

        The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $2,310 and $1,900 for the six months ended June 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

        On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are to contesting the actions vigorously.

        The managing general partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the corporate general partner, the claims will not result in any material liability to the Partnership.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 2001


NOTE 5 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments. The carrying amounts of assets and liabilities reported on the balance sheets that require such disclosure approximate fair value due to their short-term maturity.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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

                                  JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

        RESULTS OF OPERATIONS (CONTINUED)

        Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed AP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA"), which was adopted in October 1997, provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the
        Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the managing general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the managing general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to Casden Properties Inc., which was organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the managing general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. NAPICO, the managing general partner of such partnerships, and the other defendants believe that the plaintiffs' claims are without merit and are contesting the action vigorously.

The managing general partner is involved in various lawsuits. None of these are related to REAL V.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended June 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                  JUNE 30, 2001


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


                                  REAL ESTATE ASSOCIATES LIMITED V
                                  (a California limited partnership)


                                  By:  National Partnership Investments Corp.,
                                       General Partner



                                       /s/ BRUCE NELSON
                                       -------------------------------------
                                       Bruce Nelson
                                       President


                                  Date:  August 14, 2001
                                       -------------------------------------




                                       /s/ BRIAN H. SHUMAN
                                       -------------------------------------
                                       Brian H. Shuman
                                       Chief Financial Officer


                                  Date:  August 14, 2001
                                       -------------------------------------