Form 10-Q
period 2001-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2001-11-13
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Quarterly Ended SEPTEMBER 30, 2001

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

                               Yes [X]   No [ ]

                        REAL ESTATE ASSOCIATES LIMITED V

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets, September 30, 2001 and December 31, 2000 ............................  1

        Statements of Operations,
             Nine and Three Months Ended September 30, 2001 and 2000 ........................  2

        Statement of Partners' Equity (Deficiency),
             Nine Months Ended September 30, 2001 ...........................................  3

        Statements of Cash Flows,
             Nine Months Ended September 30, 2001 and 2000 ..................................  4

        Notes to Financial Statements .......................................................  5

Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............................................ 12


PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................................... 14

Item 6. Exhibits and Reports on Form 8-K .................................................... 14

Signatures .................................................................................. 15

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                     ASSETS

                                                      2001
                                                   (Unaudited)           2000
                                                   -----------       -----------
INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)       $   687,965       $   611,617

CASH AND CASH EQUIVALENTS                              421,193           386,033
                                                   -----------       -----------
          TOTAL ASSETS                             $ 1,109,158       $   997,650
                                                   ===========       ===========

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
     Accounts payable                              $    25,830       $    12,064
                                                   -----------       -----------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)

PARTNERS' EQUITY (DEFICIENCY):
     General partners                                 (146,510)         (147,488)
     Limited partners                                1,229,838         1,133,074
                                                   -----------       -----------
                                                     1,083,328           985,586
                                                   -----------       -----------
           TOTAL LIABILITIES AND PARTNERS'
                EQUITY                             $ 1,109,158       $   997,650
                                                   ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
            NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (Unaudited)

                                                   Nine months     Three months    Nine months     Three months
                                                      ended           ended           ended           ended
                                                  Sept 30, 2001   Sept 30, 2001   Sept 30, 2000   Sept 30, 2000
                                                  -------------   -------------   -------------   -------------
INTEREST INCOME                                     $  11,376       $   2,401       $  14,059       $   4,900
                                                    ---------       ---------       ---------       ---------

OPERATING EXPENSES:
    Legal and accounting                               51,674          15,150          64,415           7,700
    Management fees - general partner (Note 3)         31,438          10,479          31,440           5,463
    Administrative  (Note 3)                           31,492           7,803          41,093          13,751
                                                    ---------       ---------       ---------       ---------

       Total operating expenses                       114,604          33,432         136,948          26,914
                                                    ---------       ---------       ---------       ---------

LOSS FROM OPERATIONS                                 (103,228)        (31,031)       (122,889)        (22,014)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   6,523           6,523           6,523              --

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                  194,447          69,745           6,000           2,000
                                                    ---------       ---------       ---------       ---------
NET INCOME (LOSS)                                   $  97,742       $  45,237       $(110,366)      $ (20,014)
                                                    =========       =========       =========       =========
NET INCOME (LOSS) PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                             $      12       $       6       $     (14)      $      (3)
                                                    =========       =========       =========       =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                   STATEMENT OF PARTNERS' EQUITY (DEFICIENCY)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

                                           General          Limited
                                           Partners         Partners          Total
                                          ----------       ----------      ----------
PARTNERSHIP INTERESTS                                           7,808
                                                           ==========
EQUITY (DEFICIENCY),

      January 1, 2001                     $ (147,488)      $1,133,074      $  985,586

      Net income for the nine months
         ended September 30, 2001                978           96,764          97,742
                                          ----------       ----------      ----------

EQUITY (DEFICIENCY),
      September 30, 2001                  $ (146,510)      $1,229,838      $1,083,328
                                          ==========       ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                2001            2000
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                       $  97,742       $(110,366)
     Adjustments to reconcile net income (loss) to
        net cash used in operating activities:
           Equity in income of limited partnerships
               and amortization of acquisition costs          (194,447)         (6,000)
           Decrease in due from general partner                     --          24,716
           Increase (decrease) in accounts payable              13,766          (6,730)
                                                             ---------       ---------
              Net cash used in operating activities            (82,939)        (98,380)
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Distributions from limited partnerships recognized
        as a return of capital                                 118,099          12,111
                                                             ---------       ---------
              Net cash provided by investing activities        118,099          12,111
                                                             ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            35,160         (86,269)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 386,033         398,889
                                                             ---------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 421,193       $ 312,620
                                                             =========       =========


   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

       In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations and changes in cash flows for the nine and three months then ended.

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

       RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       NET INCOME (LOSS) PER LIMITED PARTNERSHIP INTEREST

       Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 7,808 for the periods presented.

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

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

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

       The Partnership holds limited partnership interests in 3 limited partnerships, located in 3 different states. The limited partnerships owned as of September 30, 2001, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

       The following is a summary of the investment in limited partnerships for the nine months ended September 30, 2001:

Balance, beginning of period                         $ 611,617
Equity in income of limited partnerships               199,118
Amortization of acquisition costs                       (4,671)
Distributions recognized as a return of capital       (118,099)
                                                     ---------
Balance, end of period                               $ 687,965
                                                     =========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

       The following are unaudited combined estimated statements of operations for the nine and three months ended September 30, 2001 and 2000 for the limited partnerships in which the Partnership has investments:

                    Nine months     Three months     Nine months    Three months
                       ended           ended           ended            ended
                  Sept. 30, 2001   Sept. 30, 2001  Sept. 30, 2000  Sept. 30, 2000
                  --------------   --------------  --------------  --------------
REVENUES
  Rental income      $2,352,000      $  784,000      $2,353,000      $  784,000
                     ----------      ----------      ----------      ----------
EXPENSES
  Depreciation          234,000          78,000         234,000          78,000
  Interest              909,000         303,000         907,000         303,000
  Operating             849,000         283,000         907,000         283,000
                     ----------      ----------      ----------      ----------
                      1,992,000         664,000       1,991,000         664,000
                     ----------      ----------      ----------      ----------
  Net income         $  360,000      $  120,000      $  362,000      $  120,000
                     ==========      ==========      ==========      ==========

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

                               SEPTEMBER 30, 2001

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

       Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $31,000 for the nine months ended September 30, 2001 and 2000.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER (CONTINUED)

       The Partnership reimburses NAPICO for certain expenses. The expense incurred to NAPICO was approximately $3,500 and $3,000 for the nine months ended September 30, 2001 and 2000, respectively, and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

       In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                               SEPTEMBER 30, 2001

NOTE 4 - CONTINGENCIES (CONTINUED)

       In the opinion of management and the corporate general partner, the above claims will not result in any material liability to the Partnership.

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

                               SEPTEMBER 30, 2001

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

                               SEPTEMBER 30, 2001

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2001, a lawsuit was filed against the Partnership by a limited partner. The lawsuit seeks equitable relief for access to the Partnership's books and records and unspecified damages for breach of fiduciary duty. The Partnership has provided the plaintiff access to the requested books and records and the matter is schedule for trial on May 15, 2002.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) No exhibits are required per the provision of Item 6 of regulation S-K and no reports on Form 8-K were filed during the quarter ended September 30, 2001.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A CALIFORNIA LIMITED PARTNERSHIP)

                               SEPTEMBER 30, 2001

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

                                   REAL ESTATE ASSOCIATES LIMITED V
                                   (a California limited partnership)


                                   By: National Partnership Investments Corp.
                                       General Partner


                                       /s/ BRUCE NELSON
                                       -----------------------------------------
                                       Bruce Nelson
                                       President



                                   Date: November 13, 2001
                                        ----------------------------------------


                                       /s/ BRIAN H. SHUMAN
                                       -----------------------------------------
                                       Brian H. Shuman
                                       Chief Financial Officer



                                   Date: November 13, 2001
                                        ----------------------------------------