Form 10-K405
period 2001-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2002-03-29
CIK 702644

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                       -----------------------------------

                   For the Fiscal Year Ended DECEMBER 31, 2001

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



                      Yes      X          No
                         ---------------    ---------------



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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

REAL V holds limited partnership interests in 3 local limited partnerships as of December 31, 2001, after selling its interests in 16 local limited partnerships, in December 1998, to the Operating Partnership. Each of these limited partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family

Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2001, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 2001, of the projects owned by local limited partnerships in which REAL V is a limited partner.

            SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 2001

                                       Units Authorized
                                          For Rental
                                          Assistance                Percentage of
                             No. of          Under         Units     Total Units
Name and Location            Units         Section 8     Occupied     Occupied
-----------------            ------       -----------    --------     --------
Bickerdike
  Chicago, IL                  140            140           135          96%

Grandview Place Apartments
  Missoula, MT                  48             48            48         100%

Richland Three Rivers
Retirement Apartments
  Richland, WA                  40             40            40         100%
                             -----          -----         -----

TOTALS                         228            228           223          98%
                             =====          =====         =====

ITEM 2.    PROPERTIES:

The local limited partnerships in which REAL V holds interests own various multi-family rental properties. See Item 1 for information pertaining to these properties.

ITEM 3.    LEGAL PROCEEDINGS:

CLASS ACTION

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
(vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

OTHER

Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

The managing general partner of such NAPICO managed partnerships and the other defendants believe that the plaintiffs' claims are without merit and intend to contest the actions vigorously.

As of December 31, 2001, REAL V's Corporate General Partner was a plaintiff or defendant in several other lawsuits. None of these suits are related to REAL V.

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

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS:

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2001, there were 1,094 registered holders of units in REAL V. The Partnership has invested in certain government assisted projects under programs which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. In March 1999, the Partnership made distributions of $2,042,603 to the limited partners and $20,632 to the general partners, which included using proceeds from the sale of the partnership interests. No other distributions have been made since the inception of the Partnership.

ITEM 6.       SELECTED FINANCIAL DATA:

                                                                 Year Ended December 31,
                                   -----------------------------------------------------------------------------------

                                       2001              2000              1999              1998              1997
                                   -----------       -----------       -----------       -----------       -----------
Loss From Operations               $  (162,744)      $  (167,232)      $  (157,737)      $  (723,112)      $  (515,423)

Gain on Sale of Limited
   Partnership Interests                    --                --                --           849,749                --

Distributions From
   Limited Partnerships
   Recognized as Income                  6,523             6,523             6,523           294,813           381,171

Equity in Income (Loss) of
   Limited Partnerships
   and Amortization of
   Acquisition Costs                   168,472           252,524           216,870        (1,148,813)          503,765
                                   -----------       -----------       -----------       -----------       -----------

Net Income (Loss)                  $    12,251       $    91,815       $    65,656       $  (727,363)      $   369,513
                                   ===========       ===========       ===========       ===========       ===========

Net Income (Loss) per Limited
   Partnership Interest            $         2       $        12       $         8       $       (92)      $        47
                                   ===========       ===========       ===========       ===========       ===========



Total Assets                       $ 1,042,124       $   997,650       $   901,421       $ 3,086,491       $ 3,795,448
                                   ===========       ===========       ===========       ===========       ===========

Investments in Limited
   Partnerships                    $   661,990       $   611,617       $   460,348       $   294,356       $ 1,616,811
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

At December 31, 2001, the Partnership has investments in 3 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 16 local partnerships in December 1998. The Partnership, as a limited partner, is entitled to 75% to 99% of the profits and losses of the local limited partnerships. The Partnership accounts for its investments in the local limited partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the local limited partnerships. Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. In addition, income realized after an investment has been written off, due to an impairment loss, is not recognized. At December 31, 2001 and 2000, the Partnership has a positive investment balance in only one local limited partnership.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

The total income from the local partnerships that was allocated to the Partnership was $343,000, $398,000 and $473,000 for the years ended December 31, 2001, 2000 and 1999, respectively. However, primarily because losses incurred after the investment account is reduced to a zero balance are not recognized, the Partnership recognized equity in income of limited partnerships, substantially all from the partnerships with a positive investment balance, of $168,472, $252,524 and $216,870 for the years ended December 31, 2001, 2000 and
1999, respectively. The cumulative amount of the unrecognized equity in losses of certain limited partnerships was approximately $235,000 as of December 31, 2001.

Distributions from the local limited partnerships in which the Partnership did not have a positive investment balance were $6,523 for each of the years ended December 31, 2001, 2000 and 1999. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

As of December 31, 2001 and 2000, the Partnership has cash and cash equivalents of $380,134 and $386,033, respectively. Substantially all of these amounts are on deposit primarily with high credit quality financial institutions, earning interest. This resulted in the Partnership earning $13,430, $19,043 and $19,897 in interest income for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at .4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a local limited partnership. Management fees were $41,920 for 2001, 2000 and 1999.

Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

As a result of the foregoing, the Partnership in 1997 commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763 for the year ended December 31, 1999, and are included in administrative expenses.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $86,262, $97,493 and $35,815 for the years ended December 31, 2001, 2000 and 1999, respectively. Administrative expenses were $47,992, $46,862 and $99,899 for the years ended December 31, 2001, 2000 and
1999, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled $4,620, $4,098 and $6,204 for the years ended December 31, 2001, 2000 and 1999, respectively. Also included in administrative expenses for 1999 is $50,763, related to the aforementioned third-party review of the properties owned by the local partnerships.

Total revenue for the local partnerships were $3,096,000, $3,171,000 and $3,137,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Total expenses for the local were $2,746,000, $2,766,000 and $2,656,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The total net income for the local partnerships for 2001, 2000 and 1999 aggregated $349,000, $405,000 and $481,000, respectively. The income allocated to the Partnership was $343,000, $398,000 and $473,000 for 2001, 2000 and 1999,
respectively.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (A California limited partnership)

                              FINANCIAL STATEMENTS,
                          FINANCIAL STATEMENT SCHEDULES
                   AND INDEPENDENT PUBLIC ACCOUNTANTS' REPORT
                                DECEMBER 31, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Real Estate Associates Limited V
(A California limited partnership)

We have audited the accompanying balance sheets of Real Estate Associates Limited V (a California limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index in item 14. These financial statements and financial statement schedules are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent 6 percent of total assets as of December 31, 2000, and the equity in income of these limited partnerships represents 6 percent and 39 percent of the total net income of the Partnership for the years ended December 31, 2000 and 1999, respectively, and represent a substantial portion of the investee information in Note 2 and the financial statement schedules. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, based on our audits and the reports of other auditors, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                            2001              2000
                                                        -----------       -----------
                         ASSETS

INVESTMENTS IN LIMITED PARTNERSHIPS (Note 2)            $   661,990       $   611,617

CASH AND CASH EQUIVALENTS (Note 1)                          380,134           386,033
                                                        -----------       -----------

          TOTAL ASSETS                                  $ 1,042,124       $   997,650
                                                        ===========       ===========


           LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Accounts payable (Note 2)                          $    44,287       $    12,064
                                                        -----------       -----------


COMMITMENTS AND CONTINGENCIES (Notes 3 and 4)


PARTNERS' EQUITY (DEFICIENCY):
     General partners                                      (147,365)         (147,488)
     Limited partners                                     1,145,202         1,133,074
                                                        -----------       -----------

                                                            997,837           985,586
                                                        -----------       -----------

           TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 1,042,124       $   997,650
                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001            2000            1999
                                                    ---------       ---------       ---------
INTEREST INCOME                                     $  13,430       $  19,043       $  19,897
                                                    ---------       ---------       ---------

OPERATING EXPENSES:
    Legal and accounting                               86,262          97,493          35,815
    Management fees - general partner (Note 3)         41,920          41,920          41,920
    Administrative  (Note 3)                           47,992          46,862          99,899
                                                    ---------       ---------       ---------

TOTAL OPERATING EXPENSES                              176,174         186,275         177,634
                                                    ---------       ---------       ---------

LOSS FROM OPERATIONS                                 (162,744)       (167,232)       (157,737)

DISTRIBUTIONS FROM LIMITED
      PARTNERSHIPS RECOGNIZED AS
      INCOME (Note 2)                                   6,523           6,523           6,523

EQUITY IN INCOME OF LIMITED
      PARTNERSHIP AND AMORTI-
      ZATION OF ACQUISITION
      COSTS (Note 2)                                  168,472         252,524         216,870
                                                    ---------       ---------       ---------

NET INCOME                                          $  12,251       $  91,815       $  65,656
                                                    =========       =========       =========

NET INCOME PER LIMITED PARTNERSHIP
      INTEREST (Note 1)                             $       2       $      12       $       8
                                                    =========       =========       =========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                   STATEMENTS OF PARTNERS' EQUITY (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                    General           Limited
                                    Partners          Partners            Total
                                   -----------       -----------       -----------
EQUITY (DEFICIENCY),

    January 1, 1999                $  (128,432)      $ 3,019,782       $ 2,891,350

    Distributions to partners          (20,632)       (2,042,603)       (2,063,235)

    Net income for 1999                    657            64,999            65,656
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),

    December 31, 1999                 (148,407)        1,042,178           893,771

    Net income for 2000                    919            90,896            91,815
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),

    December 31, 2000                 (147,488)        1,133,074           985,586

    Net income for 2001                    123            12,128            12,251
                                   -----------       -----------       -----------

EQUITY (DEFICIENCY),

    December 31, 2001              $  (147,365)      $ 1,145,202       $   997,837
                                   ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V

                       (A CALIFORNIA LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                    2001              2000              1999
                                                                -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                               $    12,251       $    91,815       $    65,656
       Adjustments to reconcile net income to
          net cash used in operating activities:
             Equity in income of limited partnerships
                 and amortization of acquisition costs             (168,472)         (252,524)         (216,870)
             Decrease (increase) in due from NAPICO                      --            42,184           (42,184)
             Increase (decrease) in accounts payable                 32,223             4,414          (187,491)
                                                                -----------       -----------       -----------

                Net cash used in operating activities              (123,998)         (114,111)         (380,889)
                                                                -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Distributions from limited partnerships recognized
          as a return of capital                                    118,099           101,255            50,878
       Proceeds from sale of limited partnership interests               --                --         1,063,235
                                                                -----------       -----------       -----------

               Net cash provided by investing activities            118,099           101,255         1,114,113
                                                                -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Distributions to partners                                         --                --        (2,063,235)
                                                                -----------       -----------       -----------

NET DECREASE IN CASH AND
     CASH EQUIVALENTS                                                (5,899)          (12,856)       (1,330,011)

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                            386,033           398,889         1,728,900
                                                                -----------       -----------       -----------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                              $   380,134       $   386,033       $   398,889
                                                                ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

    On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a Maryland corporation ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including NAPICO.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

    Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Number (SFAS No.) 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 was effective immediately and SFAS 142 will be effective January 2002. The new standards are not expected to have a significant impact on the Partnership's financial statements.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

     No impairment losses were recognized during the years ended December 31, 2001, 2000 and 1999.

2.   INVESTMENTS IN LIMITED PARTNERSHIPS

     The Partnership holds limited partnership interests in 3 limited partnerships as of December 31, 2001 and 2000, after selling its interests in 16 limited partnerships in 1998. The limited partnerships own residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

     The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses in these limited partnerships.

     Equity in losses of limited partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized. Limited partners are not liable for losses beyond their contributed capital. The cumulative amount of unrecognized equity in losses of certain limited partnerships was approximately $235,000 as of December 31, 2001.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.  INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

    Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

    The following is a summary of the investments in limited partnerships and reconciliation to the limited partnership accounts:

                                                     2001            2000
                                                  ---------       ---------
    Investment balance, beginning of year         $ 611,617       $ 460,348
    Equity in income of limited partnerships        174,700         265,491
    Amortization of capitalized acquisition
       costs and fees                                (6,228)        (12,967)
    Cash distributions recognized as
      a return of capital                          (118,099)       (101,255)
                                                  ---------       ---------

    Investment balance, end of year               $ 661,990       $ 611,617
                                                  =========       =========

    The difference between the investment in the accompanying balance sheets at December 31, 2001 and 2000, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

    Selected financial information from the combined financial statements of the limited partnerships at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is as follows:

                                 Balance Sheets

                                                      2001           2000
                                                    --------       --------
                                                         (in thousands)
    Land and buildings, net                         $  6,857       $  7,047
                                                    ========       ========

    Total assets                                    $ 12,529       $ 12,471
                                                    ========       ========

    Mortgages payable                               $  9,999       $ 10,086
                                                    ========       ========

    Total liabilities                               $ 10,348       $ 10,476
                                                    ========       ========

    Equity of Real Estate Associates Limited V      $  2,681       $  2,464
                                                    ========       ========

    Deficiency of other partners                    $   (500)      $   (469)
                                                    ========       ========

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


2.     INVESTMENTS IN LIMITED PARTNERSHIPS (CONTINUED)

                              Statements of Income

                                         2001        2000        1999
                                        ------      ------      ------
                                                (in thousands)
       Total revenue                    $3,096      $3,171      $3,137
                                        ======      ======      ======

       Interest expense                 $1,199      $1,201      $1,210
                                        ======      ======      ======

       Depreciation                     $  330      $  324      $  313
                                        ======      ======      ======

       Total expenses                   $2,746      $2,766      $2,656
                                        ======      ======      ======

       Net income                       $  349      $  405      $  481
                                        ======      ======      ======

       Net income allocable to the
       Partnership                      $  343      $  398      $  473
                                        ======      ======      ======

       Land and buildings, above, have been adjusted for the amount by which the investment in the limited partnerships exceeds the Partnership's share of the net book value of the underlying net assets of the investee which are recorded at historical costs. Depreciation on the adjustment is provided for over the estimated remaining useful lives of the properties.

       Under recently adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD ("FHA") unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

       As a result of the foregoing, the Partnership, in 1997, commenced an extensive review of disposition, refinancing or re-engineering alternatives for the properties in which the limited partnerships have invested and are subject to HUD mortgage and rental subsidy programs. The Partnership has incurred expenses in connection with this review by various third party professionals, including accounting, legal, valuation, structural and engineering costs, which amounted to $50,763 for the year ended December 31, 1999, and are included in administrative expenses.

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

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


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

       The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,620, $4,098 and $6,204 in 2001, 2000 and 1999,
       respectively, and is included in administrative expenses.

4.     CONTINGENCIES

       CLASS ACTION

       On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (a partnership in which NAPICO is a general partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another partnership in which Company is a general partner) commenced an action in the United States District Court for the Central District of California on behalf of themselves and all other similarly situated, against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of such Funds and made materially false and misleading statements in the consent solicitation statements that were disseminated to the limited partners of such Funds relating to approval of the transfer of partnership interests in limited partnerships to the Operating Partnership. The plaintiffs seek preliminary and permanent injunction relief and other equitable relief, as well as compensatory and punitive damages. However, plaintiffs made no effort to enjoin the transaction from taking place. On August 4, 1999, a holder of one unit of limited partnership interest in Housing Programs Limited (a partnership in which the Company is a general partner) filed a lawsuit similar to the one discussed above against added Housing Programs Limited. The second action has been subsumed in the first action, which has been certified as a class action.

       After defendants moved for summary disposition of the action, plaintiffs filed a motion for leave to file an amended complaint. Although defendants opposed the filing of the complaint proposed by plaintiffs, the court issued an order on July 20, 2001 granting plaintiffs leave to amend but denying them leave to file the complaint they proposed. Plaintiffs filed a Second, Restated, Amended and Supplemental Complaint dated August 7, 2001 and on August 21, 2001 filed a Corrected Second, Restated, Amended and Supplemental Complaint (CSRASC). The CSRASC adds eight new defendants and six new counts which were not included in prior complaints. The new counts include; (i) violations of the anti-bundling rules of the Securities and Exchange Act

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


4.     CONTINGENCIES (CONTINUED)

       of 1934, (ii) violation of the doctrine of inherent fairness, (iii) a declaratory judgment that the certain defendants are not entitled to indemnification under the partnership agreements, (iv) rescission of the business combination discussed in Note 1, (v) a constructive trust on any recovery from a separate lawsuit pending in the United States District Court of the Middle District of Pennsylvania which was brought on behalf of several limited partnerships which are not parties to this action; and
       (vi) an accounting. Defendants made a motion to dismiss the CSRASC, which was denied. The court found that the issues presented would be more appropriate resolved in a motion for summary judgment or summary adjudication. Defendants intend to make such a motion. The deadline to do so is April 1, 2002.

       Defendants denied allegations in the CSRASC in their answer. The parties are in the process of conducting discovery. The discovery deadline is February 28, 2002 and the trial is scheduled for July 16, 2002. A motion is before the court to extend these deadlines and the hearing on that issue is scheduled for February 4, 2002. Once discovery is complete, defendants will move for summary judgement dismissing the complaint.

       OTHER

       Plaintiff, who is a limited partner in the Partnership, claims that NAPICO and other defendants (1) have refused to provide the plaintiff with access to the books and records of the Partnership, and (2) have breached their fiduciary duties and the partnership agreement by failing to provide such access and by failing to act in the best interest of the Partnership. The defendants have, however, provided their books and records to plaintiff pursuant to a protective order. Plaintiff has failed to quantify its purported damages. Trial is schedule for August 13, 2002.

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

5.     INCOME TAXES

       No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the liability of the individual partners. The major differences in tax and financial reporting result from the use of different bases and depreciation methods for the properties held by the limited partnerships. Differences in tax and financial reporting also arise

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


5.     INCOME TAXES (CONTINUED)

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

7.     FOURTH-QUARTER ADJUSTMENT

       The Partnership's policy is to record its equity in income of limited partnerships on a quarterly basis, using estimated financial information furnished by the various local operating general partners.

       The equity in income reflected in the accompanying annual financial statements is based primarily upon audited financial statements of the investee limited partnerships. The decrease of approximately $25,975, between the estimated nine-month equity in income and the actual 2001 year end equity in income has been recorded in the fourth quarter.

                                                                        SCHEDULE

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    Year Ended December 31, 2001
                       ---------------------------------------------------------------------------------------
                                                                        Cash           Equity
                        Balance        Capital                         Distri-           In          Balance
                        January        Contri-      Amortization       butions         Income        December
Limited Partnerships    1, 2001        butions        Acq costs       Received         (Loss)        31, 2001
--------------------   ---------      ---------       ---------       ---------       ---------      ---------
 Bickerdike            $ 525,985      $               $  (5,069)      $ (89,145)      $ 230,219      $ 661,990
 Grandview Place          85,632                         (1,159)        (28,954)        (55,519)            --
 Richland Elderly
                       ---------      ---------       ---------       ---------       ---------      ---------

                       $ 611,617      $      --       $  (6,228)      $(118,099)      $ 174,700      $ 661,990
                       =========      =========       =========       =========       =========      =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    Year Ended December 31, 2000
                       ---------------------------------------------------------------------------------------
                                                                        Cash           Equity
                        Balance        Capital                         Distri-           In          Balance
                        January        Contri-      Amortization       butions         Income        December
Limited Partnerships    1, 2000        butions        Acq costs       Received         (Loss)        31, 2000
--------------------   ---------      ---------       ---------       ---------       ---------      ---------
 Bickerdike            $ 389,980      $               $               $ (89,144)      $ 225,149      $ 525,985
 Grandview Place          70,368                                        (12,111)         27,375         85,632
 Richland Elderly
                       ---------      ---------       ---------       ---------       ---------      ---------

                       $ 460,348      $               $               $(101,255)      $ 252,524      $ 611,617
                       =========      =========       =========       =========       =========      =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    Year Ended December 31, 1999
                       ---------------------------------------------------------------------------------------
                                                                        Cash           Equity
                        Balance        Capital                         Distri-           In          Balance
                        January        Contri-      Amortization       butions         Income        December
Limited Partnerships    1, 1999        butions        Acq costs       Received         (Loss)        31, 1999
--------------------   ---------      ---------       ---------       ---------       ---------      ---------
 Bickerdike            $ 240,492      $               $                 (41,144)      $ 190,632      $ 389,980
 Grandview Place          53,864                                         (9,734)         26,238         70,368
 Richland Elderly
                       ---------      ---------       ---------       ---------       ---------      ---------

                       $ 294,356      $               $               $ (50,878)      $ 216,870      $ 460,348
                       =========      =========       =========       =========       =========      =========

                                                                        SCHEDULE
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
                       INVESTMENTS IN LIMITED PARTNERSHIPS
                                   YEARS ENDED
                        DECEMBER 31, 2001, 2000 AND 1999

NOTES:    1.  Equity in income of limited partnerships represents the
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

                                                                    SCHEDULE III
                        REAL ESTATE ASSOCIATES LIMITED V
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                 OF PROPERTY HELD BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS INVESTMENTS
                               DECEMBER 31, 2001

                                                  Outstanding                  Buildings,
                                      Number        Mortgage                  Furnishings                 Accumulated   Construction
                                     of Units         Loan         Land      and Equipment     Total      Depreciation     Period
Limited Partnerships
Bickerdike                                  140   $ 7,126,456   $   348,255   $ 8,388,133   $ 8,736,388   $ 4,066,897   1983
  Chicago, IL
Grandview Place Apts                         48     1,575,758       183,000     2,124,650     2,307,650       967,807   1982-1983
   Missoula, MT
Richland Three Rivers                        40     1,297,144             0     1,462,256     1,462,256       724,857   1982-1983
  Richland, WA
Additional carrying value of real                                    29,993       303,258       333,251       222,387
 estate of investee limited
 partnerships not recorded on
 said limited partnerships
                                    -----------   -----------   -----------   -----------   -----------   -----------


TOTAL                                       228   $ 9,999,358   $   561,248   $12,278,297   $12,839,545   $ 5,981,948
                                    ===========   ===========   ===========   ===========   ===========   ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


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

          3.  Investments in property and equipment:

                                                    Buildings,
                                                   Furnishings,
                                                       And
                                     Land           Equipment          Total
                                  -----------      -----------      -----------
Balance at January 1, 1999        $   561,248      $11,859,032      $12,420,280

Net additions during 1999                   0          108,165          108,165
                                  -----------      -----------      -----------

Balance at December 31, 1999          561,248       11,967,197       12,528,445

Net additions during 2000                   0          181,250          181,250
                                  -----------      -----------      -----------

Balance at December 31, 2000          561,248       12,148,447       12,709,695

Net additions during 2001                  --          129,850          129,850
                                  -----------      -----------      -----------

Balance at December 31, 2001      $   561,248      $12,278,297      $12,839,545
                                  ===========      ===========      ===========

                                                                    SCHEDULE III
                                                                     (CONTINUED)

                        REAL ESTATE ASSOCIATES LIMITED V
              REAL ESTATE AND ACCUMULATED DEPRECIATION OF PROPERTY
                       HELD BY LOCAL LIMITED PARTNERSHIPS
                         IN WHICH REAL V HAS INVESTMENTS
                        DECEMBER 31, 2001, 2000 AND 1999


                                      Buildings,
                                     Furnishings
                                    and Equipment
                                    -------------
Accumulated Depreciation:

Balance, January 1, 1999            $   5,034,097

Net additions, 1999                       308,497
                                    -------------

Balance, December 31, 1999              5,342,594

Net additions, 2000                       319,756
                                    -------------

Balance, December 31, 2000              5,662,350

Net additions, 2001                       319,598
                                    -------------

Balance, December 31, 2001          $   5,981,948
                                    =============

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

REAL ESTATE ASSOCIATES LIMITED V (the "Partnership") has no directors or executive officers of its own.

Prior to December 30, 1998, NAPICO was a wholly owned subsidiary of Casden Investment Corporation ("CIC"), which is wholly owned by Alan I. Casden. On December 30, 1998, Casden Properties Operating Partnership, L.P., (the "Operating Partnership") a majority owned subsidiary of Casden Properties Inc., a real estate investment trust organized by Alan I. Casden, purchased a 95.25% economic interest in NAPICO. On March 11, 2002, NAPICO became a wholly owned subsidiary of Apartment Investment and Management Company. The following biographical information is presented for the directors and executive officers of NAPICO with principal responsibility for the Partnership's affairs.

CHARLES H. BOXENBAUM, 72, Chairman of the Board of Directors and Chief Executive Officer of NAPICO.

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

BRUCE E. NELSON, 50, President, Chief Operating Officer and a director of
NAPICO.

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

ALAN I. CASDEN, 56, Chairman of the Board of Directors and Chief Executive Officer of Casden Properties Inc., a director and member of the audit committee of NAPICO, and chairman of the Executive Committee of NAPICO.

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

BRIAN H. SHUMAN, 39, Senior Vice President and Chief Financial Officer.

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

PATRICIA W. TOY, 72, Senior Vice President - Communications and Assistant Secretary.

Mrs. Toy joined NAPICO in 1977, following her receipt of an MBA from the Graduate School of Management, UCLA. From 1952 to 1956, Mrs. Toy served as a U.S. Naval Officer in communications and personnel assignments. She holds a Bachelor of Arts Degree from the University of Nebraska.

JEFFREY H. SUSSMAN, 35, Senior Vice President, General Counsel and Secretary.

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

ITEM 11.    MANAGEMENT REMUNERATION AND TRANSACTIONS:

Real Estate Associates Limited V has no officers, employees or directors. However, under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to pay the Corporate General Partner an annual management fee. The annual management fee is approximately equal to ..4% of the invested assets, including the Partnership's allocable share of the mortgages related to real estate properties held by local limited partnerships. The fee is earned beginning in the month the Partnership makes its initial contribution to the limited partnership. In addition, the Partnership reimburses the Corporate General Partner for certain expenses.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

(a)    Security Ownership of Certain Beneficial Owners

       The General Partners own all of the outstanding general partnership interests of REAL V; no person is known to own beneficially in excess of 5% of the outstanding limited partnership interests.

(b)    At December 31, 2001, security ownership of management is as listed:

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. The Partnership is obligated to NAPICO for an annual management fee equal to .4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was $41,920 for the years ended December 31, 2001, 2000 and 1999.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was $4,620, $4,098 and $6,204 in 2001, 2000 and 1999, respectively, and is included in operating expenses.

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K:

FINANCIAL STATEMENTS

Report of Independent Public Accountants.

Balance Sheets as of December 31, 2001 and 2000.

Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

Statements of Partners' Equity (Deficiency) for the years ended December 31, 2001, 2000 and 1999.

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

Notes to financial statements.

FINANCIAL STATEMENT SCHEDULES
APPLICABLE TO REAL ESTATE ASSOCIATES LIMITED V AND TO THE LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTMENTS:

Schedule - Investments in Limited Partnerships as of December 31, 2001, 2000 and 1999.

Schedule III - Real estate and accumulated depreciation, December 31, 2001, 2000 and 1999.

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

REPORTS ON FORM 8-K

       No reports on Form 8-k were filed during the year ended December 31, 2001.

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

REAL ESTATE ASSOCIATES LIMITED V

By:      NATIONAL PARTNERSHIP INVESTMENTS CORP.
         General Partner


/s/ Charles H. Boxenbaum
----------------------------------
Charles H. Boxenbaum
Chairman of the Board of Directors
and Chief Executive Officer


/s/ Bruce E. Nelson
----------------------------------
Bruce E. Nelson
Director and President


/s/ Alan I. Casden
----------------------------------
Alan I. Casden
Director


/s/ Brian H Shuman
----------------------------------
Brian H Shuman
Chief Financial Officer