Form 10QSB
period 2002-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2002-11-19
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X*] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2002


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


* While this Form 10-QSB has been filed on the specified due date, it does not contain the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities and Exchange Act of 1934, as amended. The Securities and Exchange Commission thus will not consider this Form 10-QSB to be timely filed.

                                Explanatory Note

The Partnership is in the process of verifying that the equity method of accounting has been properly applied for its investments in limited partnerships. Once the Partnership has completed its review, Ernst & Young LLP will complete its review of the interim financial statements for the period ended September 30, 2002. As a result, this quarterly report includes financial statements that have not been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. Once the Partnership and Ernst & Young LLP have completed their review related to this issue, the Partnership expects that Ernst & Young LLP will complete the quarterly review required by Rule 10-01(d) of Regulation S-X.

As a result of the fact that Ernst & Young LLP has not completed its review of the interim financial statements as of and for the three months ended September 30, 2002, this Form 10-QSB is not accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended. The Partnership expects that these certifications will be filed by amendment to this Form 10-QSB upon completion of Ernst & Young LLP's review.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                              INDEX TO FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet September 30, 2002                             1

                  Statements of Operations,
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficit) Equity,
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows,
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                 9

      ITEM 3.     CONTROLS AND PROCEDURES                                     10

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           11

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            11

      SIGNATURES                                                              12

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)



                       ASSETS

Investments in limited partnerships (Note 2)                               $ 822,936
Cash and cash equivalents                                                    294,911

         Total assets                                                     $1,117,847

     LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Accounts payable and accrued expenses                                   $ 29,547

Contingencies (Note 4)

Partners' (deficit) equity:
  General partners                                      $ (146,460)
  Limited partners                                       1,234,760         1,088,300

         Total liabilities and partners' (deficit)
           equity                                                         $1,117,847

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

              FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001

interest income                               $ 601        $ 2,401       $ 1,821       $ 11,376

operating Expenses:
  Management fees - partners (Note 3)          10,479        10,479        31,437         31,438
  General and administrative (Note 3)           1,180         7,803        10,932         31,492
  Legal and accounting                         16,819        15,150        38,071         51,674
        Total operating expenses               28,478        33,432        80,440        114,604

Loss from Partnership operations              (27,877)      (31,031)      (78,619)      (103,228)
Distributions from limited partnerships
  recognized as income (Note 2)                    --         6,523         8,136          6,523
Equity in income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                   64,203        69,745       160,946        194,447

Net income                                  $ 36,326      $ 45,237       $ 90,463      $ 97,742

Net income allocated to general
  partners (1%)                               $ 363         $ 452         $ 905          $ 977
Net income allocated to limited
  partners (99%)                               35,963        44,785        89,558         96,765

                                            $ 36,326      $ 45,237       $ 90,463      $ 97,742
Net income per limited partnership
  interest (Note 1)                            $ 5           $ 6           $ 11          $ 12

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                     STATEMENT OF PARTNERS' (DEFICIT) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)




                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                        7,808

Partners' (deficit) equity,
  January 1, 2002                     $ (147,365)       $1,145,202       $ 997,837

Net income for the nine months
  ended September 30, 2002                   905            89,558           90,463

Partners' (deficit) equity,
  September 30, 2002                  $ (146,460)       $1,234,760       $1,088,300

         The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                       2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $ 90,463        $ 97,742
  Adjustments to reconcile net income to net cash used in
   operating activities:
     Equity in income of limited partnerships and amortization
      of acquisition costs                                           (160,946)       (194,447)
     Increase (decrease) in:
     Accounts payable and accrued expenses                            (14,740)         13,766
         Net cash used in operating activities                        (85,223)        (82,939)

Cash flows PROVIDED BY investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                       --         118,099

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (85,223)         35,160
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        380,134         386,033

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 294,911       $ 421,193

The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months then ended.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective individual investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates II.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of September 30, 2002, the Partnership holds limited partnership interests in three limited partnerships("Local Limited Partnerships"). The Local Limited Partnerships owned, as of September 30, 2002, residential low income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, is entitled to 99 percent of the profits and losses in these Local Limited Partnerships.

Equity in losses of Local Limited Partnerships is recognized in the financial statements until the limited partnership investment account is reduced to a zero balance. Losses incurred after the limited partnership investment account is reduced to zero are not recognized.

Distributions from the limited partnerships are accounted for as a return of capital until the investment balance is reduced to zero or to a negative amount equal to further capital contributions required. Subsequent distributions received are recognized as income.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                   $ 661,990
           Amortization of acquisition costs                 (4,188)
           Equity in income of Local Limited                165,134
             Partnerships

           Balance, end of period                         $ 822,936


The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has invested:


                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2002           2001             2002            2001
Revenues
  Rental and other         $ 774,000       $ 784,000       $2,322,000      $2,352,000

Expenses
  Depreciation                 82,000         78,000          248,000         234,000
  Interest                    299,000        303,000          899,000         909,000
  Operating                   305,000        283,000          913,000         849,000

                              686,000        664,000        2,060,000       1,992,000

Net income                  $ 88,000       $ 120,000       $ 262,000       $ 360,000

Under recent adopted law and policy, the United States Department of Housing and Urban Development ("HUD") has determined not to renew the Housing Assistance Payment ("HAP") Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under such new law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts. The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration ("FHA") of HUD unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of this new policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan, payable to FHA, which will only be payable on maturity of the first mortgage loan. This restructuring results in a reduction in annual debt service payments by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - MANAGEMENT FEES AND EXPENSES DUE TO GENERAL PARTNER

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $31,400 for both the nine month periods ended September 30, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $3,500 for both the nine month periods ended September 30, 2002 and 2001, and is included in general and administrative expense.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the Corporate General Partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the
Partnership's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Partnership's financial statements and the notes thereto, as well as the risk factors described in the documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount.

Cash flow provided by investing activities for the nine months ended September 30, 2001 consisted of $118,099 of distributions received from Local Limited Partnerships recognized as a return of capital. No such amounts were received for the nine months ended September 30, 2002.

Results of Operations

Partnership revenues consist primarily of interest income earned on temporary investment of funds not required for investment in Local Limited Partnerships.

An annual management fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnerships. Management fees were approximately $31,400 for both the nine month periods ended September 30, 2002 and 2001.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $38,071 and $51,674 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $10,932 and $31,492 for the periods ended September 30, 2002 and 2001, respectively.

The Partnership accounts for its investments in the Local Limited Partnerships on the equity method, thereby adjusting its investment balance by its proportionate share of the income or loss of the Local Limited Partnerships. Losses incurred after the limited partnership investment account is reduced to zero are not recognized in accordance with the equity accounting method. The Partnership recognized equity in income of Local Limited Partnerships of $160,946 and $194,447 for the nine months ended September 30, 2002 and 2001, respectively, from one and two Local Limited Partnerships in which it held an investment balance.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2002 and 2001, the Partnership recognized $8,136 and $6,523, respectively, in distributions received as income from one Local Limited Partnership.

Except for money market funds, the Partnership's investments are entirely interests in other Local Limited Partnerships primarily owning government-assisted projects. Available cash is invested in these money market funds earning interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise.

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. It is possible that AIMCO or its affiliates will acquire units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. In this regard, on September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase any and all of the Partnership interests for a purchase price of $129.00 per Unit in cash. The offer expired on November 11, 2002, at which time an affiliate of AIMCO had acquired a total of 652 Units (or 1,304 limited partnership interests), representing approximately 16.70% of the outstanding Units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate, except that, as indicated in the Explanatory Note introducing this quarterly report, the Partnership is in the process of verifying that the equity method of accounting has been properly applied to its investments in limited partnerships. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. However, depending on the outcome of the review currently being undertaken by the Partnership as to the propriety of the application of the equity method of accounting with respect to the Partnership's investments in limited partnerships, changes to the Partnership's internal controls may be warranted.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the Corporate General Partner) and two investors holding an aggregate of five units of limited partnership interest in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The complaint alleges that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and made materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs seek equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the Corporate General Partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other affiliated entities. The second action has been subsumed in the first action, which has been certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a recission of the transfer of partnership interests and an accounting. The trial on these claims is in progress. As of November 15, 2002, the jury returned a special verdict against NAPICO and certain other defendants for violations of securities laws and breaches of fiduciary duty. However, no verdicts have been returned against any of the NAPICO managed partnerships and no judgments have been entered in the case.

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

   (b) Reports on Form 8-K filed during the quarter ended September 30, 2002:

            Current Report on Form 8-K dated August 29, 2002 and filed on September 6, 2002, disclosing the dismissal of Deloitte & Touche LLP, as the Partnership's certifying auditor and the appointment of Ernst & Young LLP, as the certifying auditor for the year ending December 31, 2002.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    REAL ESTATE ASSOCIATES LIMITED V
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                     By: /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: November 19, 2002