Form 10QSB/A
period 2002-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2003-03-12
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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


                                Explanatory Note

This document amends the Form 10-QSB for the quarter ended September 30, 2002 to properly reflect the Partnership's application of the equity method of accounting and to include financial statements that have been reviewed by an independent accountant as required by Rule 10-01(d) of Regulation S-X. The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $64,203 during the three and nine months ended September 30, 2002, resulting in an overstatement of net income for the three and nine months ended September 30, 2002 and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements. This document is accompanied by the certifications required by the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.



                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                             INDEX TO FORM 10-QSB/A

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002




PART I.     FINANCIAL INFORMATION

      ITEM 1.     FINANCIAL STATEMENTS

                  Balance Sheet September 30, 2002                             1

                  Statements of Operations,
                    Three and Nine Months Ended September 30, 2002 and 2001    2

                  Statement of Partners' (Deficit) Equity,
                    Nine Months Ended September 30, 2002                       3

                  Statements of Cash Flows,
                    Nine Months Ended September 30, 2002 and 2001              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION                                                10

      ITEM 3.     CONTROLS AND PROCEDURES                                     12

PART II.    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           13

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            13

      SIGNATURES                                                              14

      CERTIFICATIONS                                                          15

      EXHIBIT                                                                 17

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS



                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)
                                    Restated


                       ASSETS

Investments in limited partnerships (Note 2)                               $ 758,733
Cash and cash equivalents                                                    294,911

         Total assets                                                     $1,053,644

     LIABILITIES AND PARTNERS' (DEFICIT) EQUITY

Liabilities:
   Accounts payable and accrued expenses                                   $ 29,547

Contingencies (Note 4)

Partners' (deficit) equity:
  General partners                                      $ (147,103)
  Limited partners                                       1,171,200         1,024,097

         Total liabilities and partners' (deficit)
           equity                                                         $1,053,644


     The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                              2002          2001           2002          2001
                                           (Restated)                   (Restated)
Interest income                               $ 601        $ 2,401       $ 1,821       $ 11,376

Operating Expenses:
  Management fees - partners (Note 3)          10,479        10,479        31,437         31,438
  General and administrative (Note 3)           1,180         7,803        10,932         31,492
  Legal and accounting                         16,819        15,150        38,071         51,674
        Total operating expenses               28,478        33,432        80,440        114,604

Loss from Partnership operations              (27,877)      (31,031)      (78,619)      (103,228)
Distributions from limited partnerships
  recognized as income (Note 2)                    --         6,523         8,136          6,523
Equity in income of limited
  partnerships and amortization of
  acquisition costs (Note 2)                       --        69,745        96,743        194,447

Net (loss) income                           $ (27,877)    $ 45,237       $ 26,260      $ 97,742

Net (loss) income allocated to general
  partners (1%)                              $ (279)        $ 452         $ 262          $ 977
Net (loss) income allocated to limited
  partners (99%)                              (27,598)       44,785        25,998         96,765

                                            $ (27,877)    $ 45,237       $ 26,260      $ 97,742
Net (loss) income per limited
  partnership interest (Note 1)               $ (3)          $ 6           $ 3           $ 12

     The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                     STATEMENT OF PARTNERS' (DEFICIT) EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (Unaudited)
                                    Restated



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                        7,808

Partners' (deficit) equity,
  January 1, 2002                     $ (147,365)       $1,145,202       $ 997,837

Net income for the nine months
  ended September 30, 2002                   262            25,998           26,260

Partners' (deficit) equity,
  September 30, 2002                  $ (147,103)       $1,171,200       $1,024,097

     The accompanying notes are an integral part of these financial statements.

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)


                                                                       2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES:                                Restated
  Net income                                                         $ 26,260        $ 97,742
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Equity in income of limited partnerships and amortization
      of acquisition costs                                            (96,743)       (194,447)
     Increase (decrease) in:
     Accounts payable and accrued expenses                            (14,740)         13,766
         Net cash used in operating activities                        (85,223)        (82,939)

Cash flows PROVIDED BY investing activities:
  Distributions from limited partnerships recognized as a
   return of capital                                                       --         118,099

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (85,223)         35,160
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        380,134         386,033

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $ 294,911       $ 421,193

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations and changes in cash flows for the three and nine months ended September 30, 2002 and 2001.

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

Method of Accounting for Investment in Limited Partnerships

The investment in limited partnerships is accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects are capitalized as part of the investment balance and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

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

The Partnership incorrectly recognized equity in income of limited partnerships in the amount of $64,203 during the three and nine months ended September 30, 2002, resulting in an overstatement of net income for the three and nine months ended September 30, 2002 and a corresponding overstatement of the investment in limited partnerships and partners' equity as of September 30, 2002. This error has been corrected in the restated financial statements.

The following table sets forth the adjustments to the balance sheet as of September 30, 2002 and the statements of operations for the three and nine months ended September 30, 2002. The only financial statement line items included here are those that have been restated from the originally reported amounts.


                                                         As of September 30, 2002
                                                      As previously
                                                        reported        As restated
Balance sheet data:
Investments in limited partnerships                    $  822,936        $  758,733
Total assets                                            1,117,847         1,053,644
Partners' equity                                        1,088,300         1,024,097
Total liabilities and partners' (deficit)
 equity                                                 1,117,847         1,053,644


                                     Three Months Ended            Nine Months Ended
                                     September 30, 2002            September 30, 2002
                                 As previously                As previously
                                   reported      As restated     reported     As restated

Equity in income of
 limited partnerships and
 amortization costs             $ 64,203        $     --       $160,946       $  96,743
Net income (loss)                 36,326         (27,877)        90,463          26,260
Net income (loss) allocated
 to general partners                 363            (279)           905             262
Net income (loss) allocated
 to limited partners              35,963         (27,598)        89,558          25,998
Net income (loss) per limited
 partnership interest                  5              (3)            11               3

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from two of the three Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Partnership. For the third Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.


The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 1 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of September 30, 2002, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2002:


           Balance, beginning of period                   $ 661,990
           Amortization of acquisition costs                 (4,188)
           Equity in income of Local Limited                100,931
             Partnerships

           Balance, end of period                         $ 758,733

The  following  are  unaudited  condensed,   combined  estimated  statements  of
operations for the three and nine months ended September 30, 2002 and 2001 for the Local Limited Partnerships in which the Partnership has invested:


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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $129.00 per Unit in cash. The offer expired on November 11, 2002, at which time an affiliate of AIMCO had acquired a total of 652 Units (or 1,304 limited partnership interests), representing approximately 16.70% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were $38,071 and $51,674 for the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses were $10,932 and $31,492 for the periods ended September 30, 2002 and 2001, respectively. The decrease in general and administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. During the three and nine months ended September 30, 2001, the Partnership recognized equity in income of $69,745 and $194,447, respectively, from two Local Limited
Partnerships in which it had an investment balance. The Partnership did not recognize equity in income from Local Limited Partnerships for the three months ended September 30, 2002, since the Partnership's carrying value of its investments approximates the estimated value of the investments. During the nine months ended September 30, 2002 the Partnership recognized equity in income of $96,743 from one Local Limited Partnership. During the nine months ended September 30, 2002 and 2001, the Partnership received distributions of $8,136 and $6,523, respectively, from one Local Limited Partnership that were recognized as income in the statements of operations since the Partnership's investment in the Local Limited Partnership had been reduced to zero.

Available cash is invested in money market funds earning interest income as reflected in the statements of operations. These funds can be converted to cash to meet obligations as they arise. Except for money market funds, the Partnership's investments are comprised entirely of interests in other Local Limited Partnerships primarily owning government-assisted projects.

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

AIMCO and its affiliates as of September 30, 2002 do not own any limited partnership interests (the "Units") in the Partnership. A Unit consists of two limited partnership interests. On September 16, 2002, an affiliate of AIMCO commenced a tender offer to purchase up to fifty percent of the Partnership interests for a purchase price of $129.00 per Unit in cash. The offer expired on November 11, 2002, at which time an affiliate of AIMCO had acquired a total of 652 Units (or 1,304 limited partnership interests), representing approximately 16.70% of the outstanding Units. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as Corporate General Partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 3.     CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this amended quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. NAPICO and the other defendants have submitted motions seeking to set aside the verdict in its entirety, with oral argument scheduled for March 2003. While the matter is not yet final and no judgment has been entered, the matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

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


                                    REAL ESTATE ASSOCIATES LIMITED V
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: March 12, 2003


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited V;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 12, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President  and Chief  Executive  Officer  of
                                    National       Partnership       Investments
                                    Corporation,   equivalent   of   the   chief
                                    executive officer of the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB/A of Real Estate Associates Limited V;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 12, 2003

                               /s/Brian H. Shuman
                               Brian H. Shuman
                               Senior Vice President and Chief Financial Officer of National Partnership Investments Corporation, equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB/A of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/    David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  March 12, 2003


                                    /s/    Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  March 12, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.