Form 10KSB
period 2002-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2003-04-16
CIK 702644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
        OF 1934

                   For the fiscal year ended December 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                      For the transition period _________to _________

                         Commission file number 0-12438

                        REAL ESTATE ASSOCIATES LIMITED V
                 (Name of small business issuer in its charter)

                        A California Limited Partnership

             California                                          95-3768810
   (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                            Issuer's telephone number

               Securities registered under Section 12(b) of the Exchange Act:

                                      None

               Securities registered under Section 12(g) of the Exchange Act:

                          Limited Partnership Interests
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $4,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None
The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks; including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  Description of Business

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

The Partnership shall be dissolved only upon the expiration of 52 complete calendar years (December 31, 2034) from the date of the formation of the Partnership or the occurrence of other events as specified in the Partnership agreement. The principal business of the Partnership is to invest, directly or indirectly, in other limited partnerships which own or lease and operate federal, state and local government-assisted housing projects.

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the "Corporate General Partner"), and National Partnership Investments Associates II ("NAPIA"), a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Charles H. Boxenbaum as general partner and two unrelated individuals as limited partners. The business of REAL V is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

REAL V holds limited partnership interests in 3 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2002, after selling its interests in 16 Local Limited Partnerships, in December 1998. Each of these Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

The partnerships in which REAL V has invested were, at least initially, organized by private developers who acquired the sites, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL V became the principal limited partner in these Local Limited Partnerships pursuant to arm's-length negotiations with these developers, or others, who act as general partners. As a limited partner, REAL V's liability for obligations of the Local Limited Partnership is limited to its investment. The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project. Under certain circumstances of default, REAL V has the right to replace the local general partner of the Local Limited Partnership, but otherwise does not have control of sale or refinancing, etc.

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

The Partnership does not have any employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships' incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped.  These  and  other  Federal,  state  and  local  laws  may  require modifications to the Local Limited Partnership's properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnership's properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2002, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 2002, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

                  SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 2002


                                                           Units
                                                        Authorized
                                         Financed,      For Rental    Percentage of Total
                                          Insured       Assistance       Units Occupied
Property                     No. of    And Subsidized      Under          December 31,
Name and Location             Units        Under       Section 8(B)     2002        2001

Bickerdike
  Chicago, IL                  140          (A)             140          98%        96%

Grandview Place Apartments
  Missoula, MT                  48           (A)             48          99%        100%

Richland Three Rivers
  Retirement Apartments
  Richland, WA                  40           (A)             40          99%        100%

Total                          228                          228

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2002.

                             Real V      Original          Cost
                        Percentage of   Ownership        Mortgage
        Partnership         Interest     Interest         Notes
                                      (in thousands) (in thousands)

Bickerdike                     99%       $1,400          $6,983
        Chicago, IL

Grandview Place Apartments     99%          333           1,540
       Missoula, MT

Richland Three Rivers          99%          280           1,284
   Retirement Apartments
       Richland, WA


Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

ITEM 2.  Description of Properties

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.  Legal Proceedings

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2002.

                                     PART II

ITEM 5. Market for the Registrant's Partnership Interests and Related Partnership Matters

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2002, there were 1,094 registered holders of units in REAL V. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2002 and 2001.

AIMCO and its affiliates owned 680 limited partnership units ("the units") (or 1,360 limited partnership interests) in the Partnership representing 17.49% of the outstanding units as of December 31, 2002. A units consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 6.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

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

Capital Resources and Liquidity

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations.

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were made during the years ended December 31, 2002 and 2001.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income.

As of December 31, 2002 and 2001, the Partnership has cash and cash equivalents of approximately $235,000 and $380,000, respectively. Substantially all of these amounts are on deposit primarily with a high credit quality financial institution, earning interest. This resulted in the Partnership earning approximately $4,000 and $13,000 in interest income for the years ended December 31, 2002 and 2001, respectively. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

The Partnership was formed to provide various benefits to its partners as discussed in "Item 1. Description of Business". It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Limited Partners in any material amount.

At December 31, 2002, the Partnership has investments in 3 limited partnerships, all of which own housing projects that were substantially all rented. The Partnership sold its interests in 16 Local Limited Partnerships in December 1998. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses and distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. At December 31, 2002, the Partnership has a positive investment balance in only one Local Limited Partnership.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized equity in income of Local Limited Partnerships, substantially all from the Local Limited Partnership with a positive investment balance, of approximately $102,000 and $173,000 for the years ended December 31, 2002 and 2001, respectively. The Partnership recognized amortization of acquisition costs of approximately $5,000 for each of the years ended December 31, 2002 and 2001.

Distributions from the Local Limited Partnerships in which the Partnership did not have a positive investment balance were approximately $8,000 and $7,000 for the years ended December 31, 2002 and 2001, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $52,000 and $86,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the cost of tax related services for the two years.

Administrative expenses were approximately $17,000 and $48,000 for the years ended December 31, 2002 and 2001, respectively. The decrease in administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly and annual financial statements. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for each of the years ended December 31, 2002 and 2001.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $42,000 for both of the years ended December 31, 2002 and 2001.

Total revenues for the Local Limited Partnerships were approximately $3,007,000 and $3,096,000 for the years ended December 31, 2002 and 2001, respectively.

Total expenses for the Local Limited Partnerships were approximately $2,769,000 and $2,747,000 for the years ended December 31, 2002 and 2001, respectively.

Total net income for the Local Limited Partnerships for 2002 and 2001 totaled approximately $238,000 and $349,000, respectively. The income allocated to the Partnership was approximately $235,000 and $343,000 for 2002 and 2001, respectively.

The Partnership, as a limited partner in the Local Limited Partnerships in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investments are also subject to adverse general economic conditions, and, accordingly, the status of the national legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the projects.

Other

AIMCO and its affiliates owned 680 limited partnership units ("the units") (or 1,360 limited partnership interests) in the Partnership representing 17.49% of the outstanding units as of December 31, 2002. A units consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do no have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 2 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from two of the Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the third Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. See "Note 2 - Organization and Summary of Significant Accounting Policies" for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

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

ITEM 7.   Financial Statements

                          LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Report of Deloitte & Touche, LLP, Independent Auditors

      Balance Sheet - December 31, 2002

      Statements of Operations - Years ended December 31, 2002 and 2001

      Statements of Changes in Partners' (Deficit) Capital - Years ended
        December 31, 2002 and 2001

      Statements of Cash Flows - Years ended December 31, 2002 and 2001

      Notes to Financial Statements


                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Real Estate Associates Limited V


We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2002, and the related statements of operations, partners' (deficit) capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. The investments in these limited partnerships represent a substantial portion of the investee information in Note 2 and Note 5. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 10, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
Real Estate Associates Limited V
(A California limited partnership)


We have audited the accompanying statements of operations, partners' (deficit) capital and cash flows of Real Estate Associates Limited V (a California limited partnership) for the year ended December 31, 2001. These financial statements are the responsibility of the management of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of accounting. These limited partnerships represent a substantial portion of the investee information in Note 2 to the financial statements. The financial statements of these limited partnerships were audited by other auditors. Their reports have been furnished to us and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Real Estate Associates Limited V for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE LLP

Los Angeles, California
March 22, 2002



                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                                  BALANCE SHEET

                                December 31, 2002
                                 (in thousands)


                                  Assets

Investments in and advances to Local Limited Partnerships (Note 2)               $  759
Cash and Cash Equivalents (Note 1)                                                  235
Due from affiliates (Note 3)                                                          2

       Total Assets                                                              $  996

            Liabilities and Partners' (Deficit) Capital

Liabilities                                                                      $   --

Contingencies (Note 6)
Partners'(Deficit) Capital:
  General partners                                                    $ (147)
  Limited partners                                                     1,143        996

       Total liabilities and partners (deficit) capital                          $  996

                 See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)


                                                            Years Ended December 31,
Revenues:                                                     2002            2001
  Interest and other income                               $       4      $       13

Operating Expenses:
  Legal and accounting                                           52              86
  Management fees - general partner (Note 3)                     42              42
  Administrative (Note 3)                                        17              48
      Total operating expenses                                  111             176

Loss from partnership operations                               (107)           (163)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                   8               7

Equity in income of Local Limited Partnerships and
  amortization of acquisition costs (Note 2)                     97             168
Net (loss) income                                        $       (2)     $       12

Net (loss) income allocated to general partners (1%)     $       --      $       --
Net (loss) income allocated to limited partners (99%)            (2)             12
                                                         $       (2)     $       12
Net (loss) income per limited partnership interest
  (Note 1)                                               $       --      $        2

                       See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                    STATEMENTS OF PARTNERS' (DEFICIT) CAPITAL
                                 (in thousands)




                                                       General        Limited
                                                       Partners       Partners       Total
Partnership interests (Note 1)                                         7,777

Partners' (Deficit) Capital at December 31, 2000       ($147)        $1,133          $986

Net income for the year ended December 31, 2001           --             12            12

Partners' (Deficit) Capital at December 31, 2001       ($147)        $1,145          $998

Net loss for the year ended December 31, 2002             --             (2)           (2)

Partners' (Deficit) Capital at December 31, 2002       ($147)        $1,143          $996

                       See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Years ended December 31,
                                                                           2002          2001
Cash flows from operating activities:
  Net (loss) income                                                    $   (2)       $   12
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
      Equity in income of local limited partnerships and
        amortization of acquisition costs                                 (97)         (168)
      (Decrease) increase in accounts payable and accrued expenses        (46)           32
         Net cash used in operating activities                           (145)         (124)


Cash flows from investing activities:
  Distributions from local limited partnerships recognized as a
    return of capital                                                      --           118
         Net cash provided by investing activities                         --           118

Net decrease in cash and cash equivalents                                (145)           (6)

Cash and cash equivalents, beginning of year                              380           386

Cash and cash equivalents, end of year                                 $  235        $  380

                       See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE 1 - Organization and Summary of Significant Accounting Policies

Organization

Real  Estate  Associates  Limited  V  (the  "Partnership"),   formed  under  the
California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. (NAPICO), the Corporate General Partner, and National Partnership Investments Associates II (NAPIA II), a limited partnership. The business of REAL V is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust ("AIMCO") and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO. Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation ("CIC"). CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

The general partners have a one percent interest in profits and losses of the Partnership. The limited partners have the remaining 99 percent interest which is allocated in proportion to their respective investments.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years.

Net Income (Loss) Per Limited Partnership Interest

Net income per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the end of the year. The number of limited partnership interests was 7,777 and 7,808 for each of the years ended December 31, 2002 and 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $235,000 at December 31, 2002 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2002 and 2001.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments approximate their fair value due to the short-term maturity of these instruments.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest in Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Partnership adopted SFAS
144. The adoption did not have an effect on the financial position or results of operations of the Partnership.

NOTE 2 - Investments in Limited Partnerships

As of December 31, 2002, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2002, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from two of the three Local Limited Partnerships are restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the third Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

As of December 31, 2002, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.

The difference between the investment in the accompanying balance sheet at December 31, 2002, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2002 (in thousands):

                  Balance, beginning of period                    $662
                  Amortization of acquisition costs                 (5)
                  Equity in income of Local Limited
                  Partnerships                                     102
                  Balance, end of period                          $759

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2002, and the combined results of operations for each of the two years in the period ended December 31, 2002 are as follows:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                      December 31, 2002
Assets:
     Land                                                   $ 554
     Buildings and improvements, net of accumulated
      depreciation of approximately $6,087                   5,984
     Other assets                                            5,909

Total Assets                                               $12,447

Liabilities and Partner's (Deficit) Capital:
    Liabilities:
     Mortgages notes payable                               $ 9,807
     Other liabilities                                         459
                                                            10,266
Partner's (Deficit) Capital:
    General Partners                                          (525)
    Limited Partners                                         2,706
                                                             2,181
Total Liabilities and Partners' (Deficit) Capital          $12,447


             CONDENSED COMBINED RESULTS OF OPERATIONS
                 OF THE LOCAL LIMITED PARTNERSHIPS
                          (in thousands)
                                                       Years Ended December 31,
                                                          2002          2001
Revenues:
  Rental income                                          $2,904        $2,888
  Other income                                              103           208
          Total Revenues                                  3,007         3,096

Expenses:
  Operating expenses                                      1,208         1,186
  Financial expenses                                      1,229         1,237
  Depreciation                                              332           324
          Total Expenses                                  2,769         2,747
Net income                                               $ 238         $ 349

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

NOTE 3 - Transactions with Affiliated Parties

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $42,000 for both of the years ended December 31, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in administrative expenses.

AIMCO and its affiliates owned 680 limited partnership units ("the Units") (or 1,360 limited partnership interests) in the Partnership representing 17.49% of the outstanding units as of December 31, 2002. A units consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

NOTE 4 - Income taxes

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnerships as discussed below. The tax loss is allocated to the partner groups in accordance with Section 704(b) of the Internal Revenue Code and therefore is not necessarily proportionate to the interest percentage owned.

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2002            2001
                                                       (in thousands)

Net (loss) income per financial statements         $   (2)          $   12
  Other                                               118               --
  Partnership's share of limited local
   Partnership                                        209              423
Income per tax return                              $  325           $  435

Income per limited partnership interest            $41.21           $55.15

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets at December 31, 2002 (in thousands):

Net assets as reported                                   $   996
Add (deduct):
 Investment in Partnerships                               (3,636)
 Offering costs                                            2,289
 Other                                                       105
Net deficit - federal tax basis                          $  (246)

NOTE 5 - Real Estate and Accumulated Depreciation of Local Limited Partnerships in which Real Estate Associates Limited V has Invested


                              Gross Amount At Which
                                     Carried
                              At December 31, 2002
                                 (in thousands)

                                         Buildings
                                            And
                                          Related
                                         Personal           Accumulated    Date of   Depreciable
   Description     Encumbrances   Land   Property   Total   Depreciation ConstructionLife-Years
                                                          (in thousands)

Bickerdike            $ 6,983     $ 348  $ 8,402   $ 8,750    $(4,295)      1983        5-30

Grandview Place         1,540        206   2,145     2,351     (1,031)    1982-1983     5-30
Apartments

Richland     Three
Rivers
  Retirement           1,284         --    1,524     1,524      (761)     1982-1983     5-30
Apartments

  Totals              $9,807      $ 554  $12,071   $12,625    $(6,087)

Reconciliation of real estate (in thousands)

                                                 Years Ended December 31,
                                                   2002           2001

Balance at beginning of year                      $12,840       $12,710
Net(Disposals)improvements during the year           (215)          130
Balance at end of year                           $12,625        $12,840

Reconciliation of accumulated depreciation (in thousands)

                                                   2002           2001

Balance at beginning of year                      $ 5,982       $ 5,663
Depreciation expense for the year                     332           324
Disposals for the year                               (227)           (5)
Balance at end of year                            $ 6,087       $ 5,982

NOTE 6 - Contingencies

Class Action

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. The matter was tried in October and November 2002. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 3, 2003, the judge entered certain orders in connection with the litigation that denied defendants' motion for a new trial and set April 28, 2003 as the date for entry of judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest, subject to plaintiffs' agreement to reducing the jury award for punitive damages against NAPICO from $92.5 million to $2.6 million. While the case is expected to be appealed, the entire matter is the responsibility of the former shareholders of Casden Properties Inc. pursuant to the documents related to AIMCO's acquisition of Casden Properties Inc., which was completed in March 2002.

The Corporate General Partner of the Partnership is a plaintiff in various lawsuits and has also been named as a defendant in other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Note 7 - Abandonment of Limited Partnership Units

During 2002, the number of limited partnership units decreased by 31 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year. There were no units abandoned during 2001.


ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective  August 29,  2002,  the  Registrant  dismissed  its prior  Independent
Auditors, Deloitte & Touche LLP and retained as its new Independent Auditors, Ernst & Young LLP. Deloitte & Touche LLP's Independent Auditors' Report on the Registrants' financial statements for the calendar year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's directors. During the calendar year ended 2001 and through August 29, 2002, there were no disagreements between the Registrant and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

Effective August 29, 2002, the Registrant engaged Ernst & Young LLP as its Independent Auditors. During the last two calendar years and through August 29, 2002, the Registrant did not consult Ernst & Young LLP regarding any of the matters or events set forth in Item 304 (a) (2) (i) and (ii) of Regulation S-B.


                                    PART III

ITEM 9.     Directors and Executive Officers of the Registrant

Real Estate Associates Limited V (the "Partnership" or the "Registrant") has no officers or directors. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and executive officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.


Peter K. Kompaniez              58    Director
David R. Robertson              37    President, Chief Executive Officer
                                        and Director
Michael J. Hornbrook            48    Executive Vice President and Chief
                                       Operating Officer
Jeffrey H. Sussman              37    Senior Vice President, General
                                       Counsel and Secretary
Brian H. Shuman                 40    Senior Vice President and Chief
                                       Financial Officer

Peter K. Kompaniez has been a Director of NAPICO since April 1, 2000. Mr. Kompaniez has been Vice Chairman of the Board of Directors of Apartment Investment and Management Company ("AIMCO") since July 1994 and was appointed President of AIMCO in July 1997.

David R. Robertson has been President, Chief Executive Officer and a Director of NAPICO since October 2002. Mr. Robertson is also Executive Vice President of AIMCO and is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties. Prior to joining AIMCO, Mr. Robertson was a member of the investment banking group at Smith Barney from 1991 to 1996, where he was responsible for real estate investment banking transactions in the western United States, and was part of the Smith Barney team that managed AIMCO's initial public offering in 1994. From February 1996 until February 2002, when Mr. Robertson joined AIMCO, he was the Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Michael J. Hornbrook has been Executive Vice President of NAPICO since January 2002 and became Chief Operating Officer of NAPICO in April 2002. Mr. Hornbrook is also Senior Vice President of AIMCO and is responsible for tax credit placement activities and transactions involving properties in AIMCO's affordable housing portfolio located in the western United States. Prior to January 2002, Mr. Hornbrook was a partner in the law firm of McGuire Woods LLP in the firm's Chicago office and specialized in the area of real estate law with a particular focus on affordable housing and tax credits. Mr. Hornbrook was the Chairman of the firm's Affordable Housing Group.

Jeffrey H. Sussman is Senior Vice President, General Counsel and Secretary, having joined NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in April 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman is Senior Vice President and Chief Financial Officer, having joined NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO, as well as the limited partnerships sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments. From 1994 to 1996, Mr. Shuman was the Controller for DVI Business Credit Corporation, which provides asset based lending to a wide range of health concerns.

The executive officers and directors of the Corporate General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the Corporate General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the Corporate General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the Corporate General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the Corporate General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the Corporate General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for 2002 were annual audit services of $31,000 and non-audit services (principally tax-related) of $16,000.

ITEM 10.    Executive Compensation

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2002.

ITEM 11.    Security Ownership of Certain Beneficial Owners and Management

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V. Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2002.


Entity                                Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)               680.0              17.49%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL V.

ITEM 12.    Certain Relationships and Related Transactions

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. (NAPICO). The Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was approximately $42,000 for both of the years ended December 31, 2002 and 2001.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for each of the years ended December 31, 2002 and 2001, respectively, and is included in administrative expenses.

AIMCO and its affiliates owned 680 limited partnership units (the "Units") or 1,360 limited partnership interests in the Partnership representing 17.49% of the outstanding units as of December 31, 2002. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 10-K:

(a) Exhibits:

     3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

     10 Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 7, 1982, and the nineteen contracts representing the Partnership's Investment in Local Limited Partnerships as previously filed at the Securities Exchange Commission, File #277645 which is hereby incorporated by reference.

    16 Letter dated August 29, 2002 from Deloitte and Touche, LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 29, 2002 and incorporated herein by reference.

    99.0    Certification of Chief Executive Officer and Chief Financial
            Officer.

    99.1    Independent Auditors Report for Grandview Place Apartments

    99.2 Independent Auditors Report for Richland Three Rivers Retirement Apartments

(b) Reports on Form 8-K:

            No reports on Form 8-K were filed for the quarter ended December 31,
              2002

Item 14.    CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

                                   SIGNATURES


In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          REAL ESTATE ASSOCIATES LIMITED V


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner

                                    By:   /s/Peter K. Kompaniez
                                          Peter K. Kompaniez
                                          Director

                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President, Chief Executive Officer and
                                          Director

                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer

                                   Date:  April 15, 2003

n accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Peter K. Kompaniez         Director                     Date:  April 15, 2003
Peter K. Kompaniez



/s/David R. Robertson         President, Chief Executive   Date: April 15, 2003
David R. Robertson             Officer and Director



/s/Brian H. Shuman            Senior Vice President and     Date: April 15, 2003
Brian H. Shuman                 Chief Financial Officer

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited V;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003

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

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this annual report on Form 10-KSB of Real Estate Associates Limited V;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  April 15, 2003

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

                  REAL ESTATE ASSOCIATES LIMITED PARTNERSHIP V
                                  EXHIBIT INDEX

Exhibit     Description of Exhibit

3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

     10 Material contracts: The registrant is not party to any material contracts, other than the Restated Certificate and Agreement of Limited Partnership dated May 7, 1982, and the nineteen contracts representing the Partnership's Investment in Local Limited Partnerships as previously filed at the Securities Exchange Commission, File #277645 which is hereby incorporated by reference.

    16 Letter dated August 29, 2002 from Deloitte and Touche, LLP filed as an exhibit to the Registrant's Current Report on Form 8-K dated August 29, 2002 and incorporated herein by reference.

    99.0    Certification of Chief Executive Officer and Chief Financial
            Officer.

    99.1    Independent Auditors Report for Grandview Place Apartments

    99.2 Independent Auditors Report for Richland Three Rivers Retirement Apartments


Exhibit 99.0


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited V (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/David R. Robertson
                              Name: David R. Robertson
                              Date: April 15, 2003


                                    /s/Brian H. Shuman
                              Name: Brian H. Shuman
                              Date: April 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.


Exhibit 99.1



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the accompanying balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 2002 and 2001, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership),as of December 31, 2002 and 2001, and the results of its operations, and its cash flows and its changes in partners' equity (deficit) for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 14, 2003, on our consideration of Grandview Place's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplementary information shown on pages 11 - 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Junkermier, Clark, Campanella, Stevens, P.C.
Certified Public Accountants

February 14, 2003


Exhibit 99.2



                          INDEPENDENT AUDITOR'S REPORT


Partners
Richland Senior Associates,
 a limited partnership
Richland, Washington

We have audited the accompanying balance sheets of Richland Senior Associates, a limited partnership, Project No. 171-35196, as of December 31, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Senior Associates, a limited partnership, as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 7, 2003 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (shown on pages 19 - 27) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.


/s/Bader Martin Russ & Smith, P.S.

January 7, 2003