Form 10QSB
period 2003-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2003-05-15
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                For the transition period from _________to _________

                         Commission file number 0-14458


                        REAL ESTATE ASSOCIATES LIMITED V
             (Exact name of registrant as specified in its charter)


           California                                            95-3768810
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                         55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29601
                    (Address of principal executive offices)

                                 (864) 239-1000
                           (Issuer's telephone number)

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                        REAL ESTATE ASSOCIATES LIMITED V
                                  Balance Sheet
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 2003


                         ASSETS
Cash and cash equivalents                                                 $ 307
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                     670
Due from affiliates                                                           9

                                                                          $ 986
       LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

Liabilities
  Accounts Payable and accrued expenses                                    $ 12


Partners' (deficit) capital
  General Partners                                           $ (147)
  Limited Partners                                             1,121        974

                                                                          $ 986

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                   (Unaudited)
                      (in thousands, except per unit data)


                                                            Three Months Ended
                                                                 March 31,
                                                             2003        2002
Revenues:
  Interest and other income                                  $ --        $ 1

Operating Expenses:
  Legal and accounting                                          24         18
  Management fees - general partner (Note 3)                    11         11
  Administrative (Note 3)                                        2          8
      Total operating expenses                                  37         37

Loss from partnership operations                               (37)       (36)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                 15         --

Equity in income of Local Limited Partnerships and
  amortization of acquisition costs (Note 2)                    --         39
Net (loss) income                                            $ (22)       $ 3

Net (loss) income allocated to general partners (1%)         $ --        $ --
Net (loss) income allocated to limited partners (99%)          (22)         3
                                                             $ (22)       $ 3

Net (loss) income per limited partnership
  interest (Note 1)                                         $(2.83)     $ 0.38

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                    Statement of Partners' (Deficit) Capital
                                   (Unaudited)
                                 (in thousands)


                                        General          Limited
                                       Partners          Partners        Total

Partnership interests                                      7,777

Partners' (deficit) capital,
  December 31, 2002                     $ (147)           $1,143         $ 996

Net loss for the three months
  ended March 31, 2003                      --               (22)          (22)

Partners' deficit (capital),
  March 31, 2003                        $ (147)           $1,121         $ 974


                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                                        March 31,
                                                                   2003            2002
Cash flows from operating activities:
  Net (loss) income                                               $ (22)           $ 3
  Adjustments to reconcile net (loss) income to net cash
    used in operating activities:
      Equity in income of limited partnerships and
        amortization of acquisition costs                             --             (39)
      Increase in due from affiliates                                 (7)             --
      Increase in accounts payable and accrued
        expenses                                                      12              12
         Net cash used in operating activities                       (17)            (24)


Cash flows provided by investing activities:
  Distributions from Local Limited Partnerships recognized
    as a reduction of investment balance                              89              --

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  72             (24)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       235             380

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 307           $ 356

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                       (a California limited partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations and changes in cash flows for the three months then ended.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates II.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partner interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding during the period. The number of limited partnership interests was 7,777 and 7,808 for each of the three month periods ended March 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN46 will have on its results of operations and financial condition.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2003, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of March 31, 2003, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of March 31, 2003, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2003 (in thousands):

               Balance, beginning of period                    $ 759
               Amortization of acquisition costs                  (1)
               Equity in income of Local Limited
                 Partnerships                                      1
               Distribution received recognized as a
                 reduction in investment balance                 (89)

               Balance, end of period                          $ 670


The following are unaudited combined estimated statements of operations for the three months ended March 31, 2003 and 2002 of the Local Limited Partnerships in which the Partnership has invested:


                    COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,
                                                   2003           2002
                                                     (in thousands)
Revenues
  Rental and other income                          $ 752          $ 774

Expenses
  Depreciation                                        83             83
  Interest                                           307            300
  Operating                                          302            304
                                                     692            687
Net income                                         $ 60           $ 87

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $11,000 for each of the three month periods ended March 31, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,000 for each of the three month periods ended March 31, 2003 and 2002 and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. No distributions were made during the three months ended March 31, 2003 and 2002.

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the three months ended March 31, 2003, the Partnership received a distribution of approximately $89,000 from the Local Limited Partnership in which it has a positive investment balance which was recognized as a return of capital.

As of March 31, 2003 and 2002, the Partnership has cash and cash equivalents of approximately $307,000 and $356,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2003, the Partnership has investments in three limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. At March 31, 2003, the Partnership has a positive investment balance in only one Local Limited Partnership.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. The Partnership recognized equity in income of Local Limited Partnerships, substantially all from the Local Limited Partnership with a positive investment balance, of approximately zero and $39,000 for the three months ended March 31, 2003 and 2002, respectively.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $15,000 and zero for the three months ended March 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $24,000 and $18,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in legal and accounting fees is due primarily to an increase in legal costs incurred associated with previously dismissed cases.

Administrative  expenses  were  approximately  $2,000  and  $8,000 for the three months ended March 31, 2003 and 2002, respectively. The decrease in administrative expenses is attributable to a decrease in the costs associated with the preparation and filing of the Partnership's quarterly financial statements. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $1,000 for both of the three month periods ended March 31, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $11,000 for both of the three month periods ended March 31, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 679 limited partnership units ("the units") (or 1,358 limited partnership interests) in the Partnership representing 17.46% of the outstanding units as of March 31, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION



ITEM 1.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interests in Real Estate Associates Limited III (an affiliated partnership in which NAPICO is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other defendants. The complaint alleged that the defendants breached their fiduciary duty to the limited partners of certain NAPICO managed partnerships and violated securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties Inc., organized by an affiliate of NAPICO. The plaintiffs sought equitable relief, as well as compensatory damages and litigation related costs. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action in the United States District Court for the Central District of California against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action. On August 21, 2001, plaintiffs filed a supplemental complaint, which added new claims, including a rescission of the transfer of partnership interests and an accounting. In November 2002, the jury returned special verdicts against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty. In addition, the jury awarded the plaintiffs punitive damages against NAPICO of approximately $92.5 million. On April 29, 2003, the Court entered judgment against NAPICO and certain other defendants in the amount of $25.2 million for violations of securities laws and against NAPICO for $67.3 million for breaches of fiduciary duty, both amounts plus interest of $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million. NAPICO has appealed the judgment. Since the amount of the judgment substantially exceeds NAPICO's net worth, NAPICO cannot post a bond for the full amount of the judgment in order to stay execution of the judgment during the appeal process. NAPICO has asserted its right to indemnification from the prior shareholders of Casden Properties Inc. pursuant to documents, including the Master Indemnification Agreement dated as of December 3, 2001, related to the NAPICO acquisition, which was completed in March 2002. On May 13, 2003, NAPICO commenced an action in New York against the former shareholders of Casden Properties Inc. for damages relating to the litigation. In connection with the judgment, the plaintiffs issued a press release indicating their intention to file a motion to seek to have a court-appointed receiver take possession of all of NAPICO's assets, liquidate or operate NAPICO's assets, recover assets that allegedly may have been conveyed by NAPICO for improper or inadequate consideration prior to the receivership, and enforce NAPICO's rights under the Master Indemnification Agreement. NAPICO will vigorously oppose the motion. The Corporate General Partner cannot predict the outcome of these matters, what other actions that may be pursued by the plaintiffs to satisfy the judgment, or the impact, if any, on the Partnership.

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            Exhibit 3, Restated Certificate and Agreement of Limited Partnership dated May 7, 1982 filed with the Securities and Exchange Commission Form S-11 No. 277645, which is hereby incorporated by reference.

            Exhibit 99, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)    Reports on Form 8-K:

            No reports on Form 8-K were filed for the quarter ended March 31, 2003.

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


                                    REAL ESTATE ASSOCIATES LIMITED V
                                    (a California limited partnership)


                                    By:   National Partnership Investments Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President and Chief Executive Officer


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and Chief
                                          Financial Officer


                                    Date: May 15, 2003

                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited V;


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


Date:  May 15, 2003

                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief Executive Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive officer of
                                    the Partnership

                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited V;


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


Date:  May 15, 2003

                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership Investments
                                    Corp., equivalent of the chief financial
                                    officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 15, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 15, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.