Form 10QSB
period 2003-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2003-08-14
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the quarterly period ended June 30, 2003


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

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                        REAL ESTATE ASSOCIATES LIMITED V
                                  Balance Sheet
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2003


                         ASSETS
Cash and cash equivalents                                                 $ 281
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                     670

                                                                          $ 951
     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                    $ 23


Partners' (deficiency) capital
  General Partners                                           $ (148)
  Limited Partners                                             1,076        928

                                                                          $ 951

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                   (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2003          2002          2003          2002

INTEREST INCOME                                 $ 2           $ 1           $ 2           $ 1

OPERATING EXPENSES:
  Management fees - partners (Note 3)              10            10            21            21
  Administrative (Note 3)                           6             2             8            10
  Legal and accounting                             32             3            56            21
        Total operating expenses                   48            15            85            52

Loss from Partnership operations                  (46)          (14)          (83)          (51)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)           --             8            15             8
Equity in income of Local Limited
  Partnerships and amortization of
  acquisition costs (Note 2)                       --            57            --            97

Net (loss) income                              $ (46)        $ 51          $ (68)        $ 54

Net (loss) income allocated to general
  partners (1%)                                $ (1)          $ 1          $ (1)          $ 1
Net (loss) income allocated to limited
  partners (99%)                                  (45)           50           (67)           53

                                               $ (46)        $ 51          $ (68)        $ 54
Net (loss) income per limited partnership
  interest (Note 1)                           $ (5.79)      $ 6.40        $ (8.62)      $ 6.79

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                    Statement of Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners        Total

Partnership interests                                      7,777

Partners' (deficiency) capital,
  December 31, 2002                     $ (147)           $1,143         $ 996

Net loss for the six months
  ended June 30, 2003                       (1)              (67)          (68)

Partners' (deficiency) capital,
  June 30, 2003                         $ (148)           $1,076          $ 928
                                                           (A)

(A) Consists of 7,777 partnership interests at June 30, 2003 and December 31, 2002.

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   $ (68)          $ 54
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Equity in income of Local Limited Partnerships and
       amortization of acquisition costs                                  --            (97)
     Decrease in due from affiliates                                       2             --
     Decrease (increase) in accounts payable and accrued
       expenses                                                           23            (12)
         Net cash used in operating activities                           (43)           (55)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                           89             --

Net increase (decrease) in cash and cash equivalents                      46            (55)
Cash and cash equivalents, beginning of period                           235            380

Cash and cash equivalents, end of period                              $ 281          $ 325


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations and changes in cash flows for the six months then ended.

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

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

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partner interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,777 and 7,808 at December 31, 2002 and 2001, respectively.

Recent Accounting Pronouncements

In January 2003, the Financial and Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $670,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2003, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of June 30, 2003, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of June 30, 2003, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2003 (in thousands):

               Balance, beginning of period                    $ 759
               Amortization of acquisition costs                  (3)
               Equity in income of Local Limited
                 Partnerships                                      3
               Distribution received recognized as a
                 reduction in investment balance                 (89)

               Balance, end of period                          $ 670

The following are unaudited combined estimated statements of operations for the six months ended June 30, 2003 and 2002 of the Local Limited Partnerships in which the Partnership has invested:

                    COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2003           2002             2003            2002
Revenues                                         (in thousands)
  Rental and other
    income                   $ 725           $ 774          $ 1,477         $ 1,548

Expenses
  Depreciation                   80              83             163             166
  Interest                      302             300             609             600
  Operating                     258             304             560             608
                                640             687           1,332           1,374
Net income                    $  85           $  87           $ 145           $ 174

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $21,000 for each of the six month periods ended June 30, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,000 for each of the six month periods ended June 30, 2003 and 2002 and is included in administrative expenses.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. No distributions were made during the six months ended June 30, 2003 and 2002.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the six months ended June 30, 2003, the Partnership received a distribution of approximately $89,000 from the Local Limited Partnership in which it has a positive investment balance which was recognized as a return of capital. Also during the six months ended June 30, 2003, the Partnership received a distribution of approximately $15,000 from a Local Limited Partnership in which it does not have an investment balance which was recognized as income.

As of June 30, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $281,000 and $325,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2003, the Partnership has investments in three limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. At June 30, 2003, the Partnership has a positive investment balance in only one Local Limited Partnership. The Partnership recognized equity in income of Local Limited Partnerships, substantially all from the Local Limited Partnership with a positive investment balance, of approximately zero for both the three and six months ended June 30, 2003 and approximately $57,000 and $97,000 for the three and six months ended June 30, 2002, respectively.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $15,000 and $8,000 for the six months ended June 30, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $56,000 and $21,000 for the six months ended June 30, 2003 and 2002, respectively, and approximately $32,000 and $3,000 for the three months ended June 30, 2003 and 2002, respectively. The increase in legal and accounting fees is due primarily to an increase in legal costs incurred associated with previously dismissed cases and an increase in the costs associated with the annual audit for the Partnership.

Administrative expenses remained relatively constant for both the three and six months ended June 30, 2003 and 2002. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $2,000 for both of the six month periods ended June 30, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $21,000 for both of the six month periods ended June 30, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 842.60 limited partnership units ("the Units") (or 1,685.20 limited partnership interests) in the Partnership representing 21.67% of the outstanding units as of June 30, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial and Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. At June 30, 2003, the Partnership's maximum exposure to loss with regard to unconsolidated partnerships was its recorded investment in these partnerships totaling approximately $670,000. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

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

ITEM 3.     CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

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

On May 30, 2003, NAPICO and certain other defendants entered into a memorandum of understanding with the plaintiff class and their counsel relating to the settlement of the litigation.

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The Stipulation of Settlement remains subject to the preliminary and final approval of the court as well as the approval of the Plaintiffs. Pursuant to the Stipulation of Settlement, within two days after receiving the court's preliminary approval of the proposed settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, is responsible for depositing $29 million into an escrow account for the benefit of the Plaintiffs. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be repaid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

      3. The parties to the Stipulation of Settlement will release each other and related parties from any and all claims associated with the litigation and the Plaintiffs' investment in the Partnership and the other affiliated partnerships.

      4. The $29 million in the escrow account established by Alan I. Casden will be released to the Plaintiffs.

Pursuant to the Stipulation of Settlement, upon final approval of the settlement by the court, the parties shall jointly request that a new judgment be entered in the litigation that will, among other things, expunge the judgment originally entered against NAPICO and the other defendants on April 29, 2003.

On August 12, 2003, in connection with the proposed settlement pursuant to the Stipulation of Settlement, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties Inc. The principal terms of the Settlement Agreement include:

      1. That NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties Inc. and other indemnitors in AIMCO's March 2002 acquisition of Casden Properties Inc. (the "Casden Merger").

      2. That Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates. These claims include indemnification related to the litigation and certain other matters in connection with the Casden Merger.

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to repay an aggregate of $7 million of the obligation each year. The obligation to repay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation
          (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock, except payments with respect to Recoveries must be made in cash.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            3 Restated Certificate and Agreement of Limited Partnership dated May 7, 1982 filed with the Securities and Exchange Commission Form S-11 No. 277645, which is hereby incorporated by reference.

            31.1 Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

            Current Report on Form 8-K dated April 30, 2003 and filed with the Securities and Exchange Commission on April 30, 2003 disclosing the initial judgment entered against NAPICO as the Corporate General Partner of the Partnership.

            Current Report on Form 8-K dated May 30, 2003 and filed with the Securities and Exchange Commission on June 2, 2003 disclosing the initial memorandum of understanding relating to a settlement of the litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: August 13, 2003

Exhibit 31.1


                                  CERTIFICATION


I, David R. Robertson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/David R. Robertson
                                David R. Robertson
                                President   and  Chief   Executive   Officer  of
                                National Partnership Investments Corp.,
                                equivalent of the chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Brian H. Shuman, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Real Estate Associates Limited V;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 13, 2003

                                /s/Brian H. Shuman
                                Brian H. Shuman
                                Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 13, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 13, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.