Form 10QSB
period 2003-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2003-11-13
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                                 (in thousands)

                               September 30, 2003


                         ASSETS
Cash and cash equivalents                                                  $ 265
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                      670

                                                                           $ 935
     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                     $ 32


Partners' (deficiency) capital
  General Partners                                           $ (148)
  Limited Partners                                             1,051         903

                                                                           $ 935

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                   (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2003          2002          2003          2002

INTEREST INCOME                                 $ 1           $ 1           $ 3           $ 2

OPERATING EXPENSES:
  Management fees - partners (Note 3)              10            10            31            31
  Administrative (Note 3)                           3             2            11            11
  Legal and accounting                             13            17            69            38
        Total operating expenses                   26            29           111            80

Loss from Partnership operations                  (25)          (28)         (108)          (78)
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)           --            --            15             8
Equity in income of Local Limited
  Partnerships and amortization of
  acquisition costs (Note 2)                       --            --            --            97

Net (loss) income                              $ (25)        $ (28)        $ (93)        $ 26

Net (loss) income allocated to general
  partners (1%)                                $ --          $ (1)         $ (1)         $ --
Net (loss) income allocated to limited
  partners (99%)                                  (25)          (27)          (92)           26

                                               $ (25)        $ (28)        $ (93)        $ 26
Net (loss) income per limited partnership
  interest (Note 1)                           $ (3.21)      $ (3.46)      $(11.83)      $ 3.33

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                    Statement of Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests                                      7,777

Partners' (deficiency) capital,
  December 31, 2002                      $(147)           $1,143           $ 996

Net loss for the nine months
  ended September 30, 2003                  (1)              (92)           (93)

Partners' (deficiency) capital,
  September 30, 2003                     $(148)           $1,051           $ 903
                                                           (A)

(A)   Consists of 7,777 partnership interests at September 30, 2003 and December
      31, 2002.

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                     2003           2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                  $ (93)         $ 26
  Adjustments to reconcile net (loss) income to net cash
   used in operating activities:
     Equity in income of Local Limited Partnerships and
       amortization of acquisition costs                                --            (97)
     Decrease in due from affiliates                                     2             --
     Increase (decrease) in accounts payable and accrued
       expenses                                                         32            (14)
         Net cash used in operating activities                         (59)           (85)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                         89             --

Net increase (decrease) in cash and cash equivalents                    30            (85)
Cash and cash equivalents, beginning of period                         235            380

Cash and cash equivalents, end of period                             $ 265          $ 295


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2002 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations and changes in cash flows for the nine months then ended.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2003, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of September 30, 2003, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of September 30, 2003, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.


The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2003 (in thousands):

               Balance, beginning of period                    $ 759
               Amortization of acquisition costs                  (4)
               Equity in income of Local Limited
                 Partnerships                                      4
               Distribution received recognized as a
                 reduction in investment balance                 (89)

               Balance, end of period                          $ 670

The following are unaudited combined estimated statements of operations for the nine months ended September 30, 2003 and 2002 of the Local Limited Partnerships in which the Partnership has invested:

                    COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2003           2002             2003         2002
Revenues                                         (in thousands)
  Rental and other
    income                   $ 746           $ 774          $ 2,223      $ 2,322

Expenses
  Depreciation                   82              82             245          248
  Interest                      305             299             914          899
  Operating                     349             305             909          913
                                736             686           2,068        2,060
Net income                    $ 10           $ 88            $ 155         $ 262

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $31,000 for each of the nine month periods ended September 30, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,000 for each of the nine month periods ended September 30, 2003 and 2002 and is included in administrative expenses.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

     3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

     4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan
          I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. No distributions were made during the nine months ended September 30, 2003 and 2002.

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

Distributions received from Local Limited Partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2003, the Partnership received a distribution of approximately $89,000 from the Local Limited Partnership in which it has a positive investment balance which was recognized as a return of capital. Also during the nine months ended September 30, 2003, the Partnership received a distribution of approximately $15,000 from a Local Limited Partnership in which it does not have an investment balance which was recognized as income.

As of September 30, 2003 and 2002, the Partnership had cash and cash equivalents of approximately $265,000 and $295,000, respectively. Substantially all of these amounts are on deposit with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2003, the Partnership has investments in three limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. At September 30, 2003, the Partnership has a positive investment balance in only one Local Limited Partnership. The Partnership recognized equity in income of Local Limited Partnerships, substantially all from the Local Limited Partnership with a positive investment balance, of approximately zero for both the three and nine months ended September 30, 2003 and approximately zero and $97,000 for the three and nine months ended September 30, 2002, respectively.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $15,000 and $8,000 for the nine months ended September 30, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $69,000 and $38,000 for the nine months ended September 30, 2003 and 2002, respectively, and approximately $13,000 and $17,000 for the three months ended September 30, 2003 and 2002, respectively. The increase in legal and accounting fees for the nine months ended September 30, 2003 is due primarily to an increase in legal costs incurred associated with previously dismissed cases and an increase in the costs associated with the annual audit for the Partnership.

Administrative expenses remained relatively constant for both the three and nine months ended September 30, 2003 and 2002. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $4,000 for both of the nine month periods ended September 30, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $31,000 for both of the nine month periods ended September 30, 2003 and 2002.

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

Other

AIMCO and its affiliates owned 842.60 limited partnership units ("the Units") (or 1,685.20 limited partnership interests) in the Partnership representing 21.67% of the outstanding units as of September 30, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply beginning October 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnerships. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

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

On August 11, 2003, NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. On August 25, 2003, the court granted preliminary approval of the Stipulation of Settlement. Pursuant to the Stipulation of Settlement, Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, caused $29 million to be deposited into an escrow account for the benefit of the Plaintiffs. The Stipulation of Settlement remains subject to the final approval of the court, as well as the approval of the Plaintiffs, which hearing is currently scheduled for November 24, 2003. Upon final court approval, approval by the Plaintiffs and the lapse of any time to appeal the court approval of the settlement, the following shall occur:

      1. Alan I. Casden, on behalf of himself, NAPICO and other defendants in the litigation, will transfer to an agent for the Plaintiffs shares of common stock ("Class A Common Stock") of AIMCO owned by certain affiliates of Alan I. Casden with an aggregate market value of $19 million, subject to certain transfer restrictions, or at Alan I. Casden's option, $19 million in cash.

      2. NAPICO will issue an aggregate of $35 million in promissory notes for the benefit of the Plaintiffs. An aggregate of $7 million of notes are to be paid each year. The notes will bear interest based on applicable rates of U.S. Treasury bills with similar maturities. The notes will be guaranteed by AIMCO Properties, L.P., an affiliate of AIMCO.

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

On September 24, 2003, Battle Fowler, LLP filed a request to intervene to challenge the portion of the Stipulation of Settlement that would lead to expungement of the judgment originally entered on April 29, 2003 against NAPICO and the other defendants. All parties to the Stipulation of Settlement have opposed this request to intervene. A hearing regarding the request occurred November 10, 2003; however, the court has not yet ruled on the matter.

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

          3. AIMCO, or an affiliate, will deposit $25 million of the $29 million that Alan I. Casden is responsible for depositing into the escrow account for the benefit of the Plaintiffs pursuant to the terms of the Stipulation of Settlement. In connection with this deposit by AIMCO, The Casden Company will transfer to AIMCO 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, which shares are to be held in escrow by AIMCO until final approval of the Stipulation of Settlement by the court and the Plaintiffs. Upon such approval, AIMCO will become the owner of the 531,915 shares. If final approval by the court and the Plaintiffs is not obtained, the $25 million deposited by AIMCO into the escrow account will be returned to AIMCO and AIMCO will return to The Casden Company the 531,915 shares. On August 25, 2003, AIMCO caused the $25 million to be deposited in the escrow account for the benefit of the Plaintiffs and The Casden Company and Alan I. Casden deposited in escrow the 531,915 shares in accordance with the Settlement Agreement.

          4. The Casden Company will promise to pay an aggregate amount of $35 million on a secured, nonrecourse basis to NAPICO. The Casden Company will be obligated to pay an aggregate of $7 million of the obligation each year. The obligation to pay the $35 million will bear the same interest and mature on the same schedule as the promissory notes issued by NAPICO to the plaintiffs pursuant to the Stipulation of Settlement. Payment of these obligations will be secured by (i) a pledge of 744,681 shares of AIMCO Class A Common Stock owned by Alan I. Casden or an affiliated entity, plus up to 60,000 additional shares for accrued interest, and
               (ii) cash proceeds of recoveries or settlements that Alan I. Casden or any of his affiliates, or any of the former shareholders of Casden Properties Inc., receive in connection with or related to the litigation (collectively, "Recoveries"). The payment obligations to NAPICO will be required to be prepaid with any Recoveries received. Payment may be made in cash or in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment, except payments with respect to Recoveries must be made in cash.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended September 30, 2003:

            Current Report on Form 8-K dated August 11, 2003 and filed with the Securities and Exchange Commission on August 13, 2003 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

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


                                    Date: November 12, 2003

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

Date:  November 12, 2003

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

Date:  November 12, 2003

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



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 12, 2003


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 12, 2003


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.