Form 10KSB
period 2003-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2004-04-23
CIK 702644

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                    For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.   $3,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL V holds limited partnership interests in 3 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2003, after selling its interests in 16 Local Limited Partnerships, in December 1998. Each of these Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2003, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 2003, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

              SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 2003

                                                           Units
                                                        Authorized
                                         Financed,      For Rental    Percentage of Total
                                          Insured       Assistance       Units Occupied
Property                     No. of    And Subsidized      Under          December 31,
Name and Location             Units        Under       Section 8(B)     2003        2002

Bickerdike
  Chicago, IL                  140          (A)             140          98%        98%

Grandview Place Apartments
  Missoula, MT                  48          (A)              48          98%        99%

Richland Three Rivers
  Retirement Apartments
  Richland, WA                  40          (A)              40          98%        99%

Total                          228                          228

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2003.

                                Real V      Original Cost
                              Percentage    of Ownership       Mortgage
         Partnership           Interest       Interest          Notes
                                           (in thousands)   (in thousands)

Bickerdike                       99%           $1,400           $6,978
  Chicago, IL

Grandview Place Apartments       99%              333            1,540
  Missoula, MT

Richland Three Rivers            99%              280            1,265
  Retirement Apartments
    Richland, WA

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the projects from market competition.

The Partnership is currently under contract to sell its limited partnership interest in Bickerdike to an unrelated third party. The sale is anticipated to occur during the second quarter of 2004.

ITEM 2.     DESCRIPTION OF PROPERTIES

See "Item 1. Description of Business" for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.     LEGAL PROCEEDINGS

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET  FOR  THE   REGISTRANT'S   PARTNERSHIP   INTERESTS  AND  RELATED
         PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2003, the Partnership had 3,888.5 Units or 7,777 interests outstanding held by 1,173 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2003 and 2002.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of December 31, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. No distributions were made during the years ended December 31, 2003 and 2002.

The Properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships' ability to transfer funds either to the Partnership or among themselves in the form of cash distributions, loans or advances is generally restricted by the laws and regulations governing these government assistance programs. These restrictions, however, are not expected to impact the Partnership's ability to meet its cash obligations. The Corporate General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Distributions received from limited partnerships are recognized as return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the year ended December 31, 2003, the Partnership received a distribution of approximately $89,000 from the Local Limited Partnership in which it has a positive investment balance which was recognized as a return of capital. Also during the year ended December 31, 2003, the Partnership received distributions of approximately $45,000 from a Local Limited Partnership in which it does not have an investment balance which was recognized as income.

As of December 31, 2003 and 2002, the Partnership has cash and cash equivalents of approximately $234,000 and $235,000, respectively. Substantially all of these amounts are on deposit primarily with a high credit quality financial institution, earning interest. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2003, the Partnership has investments in three limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. At December 31, 2003, the Partnership has a positive investment balance in only one Local Limited Partnership. The Partnership recognized equity in income of Local Limited Partnerships, substantially all from the Local Limited Partnership with a positive investment balance, of approximately zero and $97,000 for the years ended December 31, 2003 and 2002, respectively.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $45,000 and $8,000 for the years ended December 31, 2003 and 2002, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $83,000 and $52,000 for the years ended December 31, 2003 and 2002, respectively. The increase in legal and accounting fees is due primarily to an increase in legal costs incurred associated with previously dismissed cases and an increase in the costs associated with the annual audit for the Partnership.

Administrative expenses remained relatively constant for the years ended December 31, 2003 and 2002. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for the years ended December 31, 2003 and 2002.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of Partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $42,000 for both of the years ended December 31, 2003 and 2002.

Total revenues for the Local Limited Partnerships were approximately $2,974,000 and $3,007,000 for the years ended December 31, 2003 and 2002, respectively.

Total expenses for the Local Limited Partnerships were approximately $3,989,000 and $2,769,000 for the years ended December 31, 2003 and 2002, respectively.

Total net (loss) income for the Local Limited Partnerships for 2003 and 2002 totaled approximately ($1,015,000) and $238,000, respectively. The net loss allocated to the Partnership was approximately $1,005,000 for 2003 and the net income allocated was approximately $235,000 for 2002. However, none of the net loss for 2003 was recognized by the Partnership as the investment balance had already been reduced to zero for two Local Limited Partnerships and the investment balance of the third Local Limited Partnership approximates its estimated fair value. During 2002, the Partnership recognized approximately $97,000 of its allocated share of net income from one Local Limited Partnership which reduced the Partnership's investment balance to its estimated fair value at December 31, 2002.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of December 31, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

ITEM 7.     FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and 2002

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

Statements of Cash Flows - Years ended December 31, 2003 and 2002

Notes to Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Real Estate Associates Limited V


We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2003, and the related statements of operations, partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain limited partnerships, the investments in which are reflected in the accompanying financial statements using the equity method of
accounting.   The  investments  in  these  limited   partnerships   represent  a
substantial portion of the investee information in Note 2 and Note 5. The financial statements of these limited partnerships were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for these limited partnerships, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 13, 2004

                        REAL ESTATE ASSOCIATES LIMITED V

                                  BALANCE SHEET
                                 (in thousands)

                                December 31, 2003

                                  ASSETS

Investments in and advances to Local Limited Partnerships (Note 2)                  $ 670
Cash and Cash Equivalents (Note 1)                                                     234

       Total Assets                                                                 $ 904

           LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities                                                                         $  --

Contingencies (Note 6)

Partners' (deficiency) capital:
  General partners                                                     $ (148)
  Limited partners                                                       1,052         904

       Total liabilities and partners (deficiency) capital                          $  904

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                               Years Ended December 31,
                                                                  2003            2002
REVENUES:
  Interest income                                                  $ 3             $ 4

OPERATING EXPENSES:
  Legal and accounting                                                83              52
  Management fees - general partner (Note 3)                          42              42
  Administrative (Note 3)                                             15              17
      Total operating expenses                                       140             111

Loss from partnership operations                                    (137)           (107)

Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                       45               8

Equity in income of Local Limited Partnerships and
  amortization of acquisition costs (Note 2)                          --              97

Net loss                                                          $ (92)          $ (2)

Net loss allocated to general partners (1%)                       $ (1)           $ --
Net loss allocated to limited partners (99%)                         (91)             (2)
                                                                  $ (92)          $ (2)

Net loss per limited partnership interest (Note 1)               $(11.70)         $ --

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V

                  STATEMENTS OF PARTNERS' (DEFICIENCY) CAPITAL
                      (in thousands, except interest data)


                                              General            Limited
                                              Partners           Partners          Total

Partnership interests (Note 1) (A)                                 7,777

Partners' (deficiency) capital at
  December 31, 2001                            $ (147)            $1,145           $ 998

Net loss for the year ended
  December 31, 2002                                --                 (2)             (2)

Partners' (deficiency) capital at
  December 31, 2002                              (147)             1,143             996

Net loss for the year ended
  December 31, 2003                                (1)               (91)            (92)

Partners' (deficiency) capital at
  December 31, 2003                            $ (148)            $1,052           $ 904

(A)   Consists of 7,777 partnership interests at December 31, 2003 and 2002.

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                   Years ended December 31,
                                                                       2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                            $ (92)         $ (2)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Equity in income of local limited partnerships and
        amortization of acquisition costs                                 --           (97)
      Decrease in due from affiliates                                      2            --
      Decrease in accounts payable and accrued expenses                   --           (46)
           Net cash used in operating activities                         (90)         (145)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions from Local Limited Partnerships                           89            --

Net decrease in cash and cash equivalents                                 (1)         (145)

Cash and cash equivalents, beginning of year                             235           380

Cash and cash equivalents, end of year                                $ 234         $ 235

                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2003


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real  Estate  Associates  Limited  V  (the  "Partnership"),   formed  under  the
California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO"), the Corporate General Partner, and National Partnership Investments Associates II ("NAPIA II"), a limited partnership. The business of REAL V is conducted primarily by NAPICO.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the end of the year. The number of limited partnership interests was 7,777 for both of the years ended December 31, 2003 and 2002.

Cash and Cash Equivalents

Cash and cash equivalents include cash and money market mutual funds. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $234,000 at December 31, 2003 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any permanent impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2003 and 2002.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2003, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2003, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of December 31, 2003, the investment balance in two of the three Local Limited Partnerships had been reduced to zero.

The Partnership is currently under contract to sell its limited partnership interest in Bickerdike to an unrelated third party. The sale is anticipated to occur during the second quarter of 2004.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2003 (in thousands):

               Balance, beginning of period                    $ 759
               Amortization of acquisition costs                  (5)
               Equity in income of Local Limited
                 Partnerships                                      5
               Distributions received recognized as a
                 reduction in investment balance                 (89)
               Balance, end of period                          $ 670

The difference between the investment in the accompanying balance sheet at December 31, 2003, and the deficiency per the limited partnerships' combined financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Summaries of the condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2003, and the combined results of operations for each of the two years in the period ended December 31, 2003 are as follows:

                        CONDENSED COMBINED BALANCE SHEET
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                       December 31, 2003
Assets:
    Land                                                     $ 554
    Buildings and improvements, net of accumulated
      depreciation of approximately $6,417                    5,715
    Other assets                                              6,170

Total Assets                                                $12,439

Liabilities and Partner's (Deficit) Capital:
  Liabilities:
    Mortgages notes payable                                 $ 9,783
    Other liabilities                                         1,544
                                                             11,327
  Partner's (Deficit) Capital:
    General Partners                                           (545)
    Limited Partners                                          1,657
                                                              1,112
Total Liabilities and Partners' (Deficit) Capital           $12,439


                    CONDENSED COMBINED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                                       Years Ended December 31,
                                                          2003          2002
Revenues:
  Rental income                                         $ 2,915       $ 2,904
  Other income                                               59           103
      Total Revenues                                      2,974         3,007

Expenses:
  Operating expenses                                      1,307         1,208
  Financial expenses                                      1,142         1,229
  Depreciation                                              340           332
  Reversion of residual receipts to HUD                   1,200            --
      Total Expenses                                      3,989         2,769
Net (loss) income                                       $(1,015)       $ 238

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $42,000 for both of the years ended December 31, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2003 and 2002, respectively, and is included in administrative expenses.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of December 31, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2003            2002
                                                       (in thousands)

Net loss per financial statements                   $ (92)           $ (2)
  Other                                                 (1)            118
  Partnership's share of Local Limited
    Partnership                                        432             209
Income per tax return                               $ 339           $ 325

Income per limited partnership interest             $43.20          $41.21

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets at December 31, 2003 (in thousands):

Net assets as reported                                        $ 904
Add (deduct):
  Investment in Partnerships                                  (3,099)
  Offering costs                                               2,289
Net assets - federal tax basis                                $ 94

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED


                                Gross Amount At Which Carried
                                    At December 31, 2003
                                        (in thousands)

                                          Buildings
                                             And
                                           Related
                                           Personal          Accumulated    Date of    Depreciable
 Description       Encumbrances     Land   Property   Total  Depreciation Construction Life-Years
                                                           (in thousands)

Bickerdike               $6,978    $ 348   $ 8,437  $ 8,785   $(4,520)      1983        5-30

Grandview Place           1,540      206     2,145    2,351    (1,095)    1982-1983     5-30
Apartments

Richland Three Rivers
  Retirement              1,265       --     1,550    1,550      (802)    1982-1983     5-30
Apartments

  Totals                 $9,783    $ 554   $12,132  $12,686   $(6,417)


Reconciliation of real estate (in thousands)

                                                  Years Ended December 31,
                                                     2003          2002

Balance at beginning of year                       $12,625        $12,840
Net improvements (disposals) during the year            61           (215)
Balance at end of year                             $12,686        $12,625

Reconciliation of accumulated depreciation (in thousands)

                                                   2003           2002

Balance at beginning of year                      $ 6,087       $ 5,982
Depreciation expense for the year                     340           332
Disposals for the year                                (10)         (227)
Balance at end of year                            $ 6,417       $ 6,087

NOTE 6 - CONTINGENCIES

On August 27, 1998, two investors holding an aggregate of eight units of limited partnership interest in Real Estate Associates Limited III (an affiliated partnership in which National Partnership Investments Corp. ("NAPICO") is the corporate general partner) and two investors holding an aggregate of five units of limited partnership interests in Real Estate Associates Limited VI (another affiliated partnership in which NAPICO is the corporate general partner) commenced an action against the Partnership, NAPICO and certain other defendants. The claims included, but were not limited to, claims for breaches of fiduciary duty to the limited partners of certain NAPICO-managed partnerships and violations of securities laws by making materially false and misleading statements in the consent solicitation statements sent to the limited partners of such partnerships relating to approval of the transfer of partnership interests in limited partnerships, owning certain of the properties, to affiliates of Casden Properties, Inc., organized by an affiliate of NAPICO. On August 4, 1999, one investor holding one unit of limited partnership interest in Housing Programs Limited (another affiliated partnership in which NAPICO is the corporate general partner) commenced a virtually identical action against the Partnership, NAPICO and certain other entities. The second action was subsumed in the first action, and was certified as a class action.

On April 29, 2003, the court entered judgment against NAPICO and certain other defendants in the amount of approximately $25.2 million for violations of securities laws and against NAPICO for approximately $67.3 million for breaches of fiduciary duty, both amounts plus interest of approximately $25.6 million, and for punitive damages against NAPICO in the amount of $2.6 million.

On August 11, 2003, Apartment Investment and Management Company ("AIMCO") and NAPICO entered into a Stipulation of Settlement (the "Stipulation of Settlement") with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of the litigation. The principal terms of the Stipulation of Settlement include, among other things (1) payments in both cash ($29 million) and stock ($19 million) by Alan I. Casden, on behalf of himself, NAPICO and other defendants, to the Plaintiffs, (2) guaranteed payments in an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, by NAPICO to the Plaintiffs, (3) a release of claims of all parties associated with the litigation and (4) joint agreement by the parties to request that a new judgment be entered in the litigation to, among other things, expunge the judgment originally entered against NAPICO and the other defendants.

In connection with the Stipulation of Settlement, on August 12, 2003, NAPICO and AIMCO executed a Settlement Agreement (the "Settlement Agreement") with the prior shareholders of Casden Properties, Inc. The principal terms of the
Settlement Agreement include, among other things, that (1) NAPICO will voluntarily discontinue the action it commenced on May 13, 2003 against the former shareholders of Casden Properties, Inc. and other indemnitors in the Casden Merger, (2) Alan I. Casden and certain related entities will resolve certain pending claims for indemnification made by NAPICO, AIMCO and their affiliates, (3) AIMCO or an affiliate will provide $25 million of the $29 million in cash that Alan I. Casden is obligated to provide under the Stipulaton of Settlement in exchange for 531,915 shares of AIMCO Class A Common Stock owned by The Casden Company, and (4) The Casden Company will promise to pay to NAPICO an aggregate amount of $35 million ($7 million per year for 5 years), plus interest, on a secured, nonrecourse basis. The Casden Company can prepay its obligation set forth in item (4) above in shares of AIMCO Class A Common Stock having a value based on the greater of $47 per share or the market value of such shares at the time of payment.

On December 30, 2003, the Stipulation of Settlement with the plaintiff class (the "Plaintiffs") and their counsel relating to the settlement of litigation against the Registrant, National Partnership Investments Corp. ("NAPICO") and certain other defendants became effective in accordance with its terms. In addition, on December 30, 2003, the Settlement Agreement with the prior shareholders of Casden Properties, Inc., NAPICO and Apartment Investment and Management Company ("AIMCO") also closed in accordance with its terms.

In addition to the litigation discussed above, the Corporate General Partner is involved in various other lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General
Partner,   the  claims  will  not  result  in  any  material  liability  to  the
Partnership.

NOTE 7 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During 2002, the number of limited partnership interests decreased by 31 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all right, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the end of the year. There were no interests abandoned during 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.    CONTROLS AND PROCEDURES

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited V (the "Partnership" or the "Registrant") has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation ("NAPICO" or the "Corporate General Partner").

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below: The Corporate General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Peter K. Kompaniez              59    Director
David R. Robertson              38    President, Chief Executive Officer
                                        and Director
Charles McKinney                52    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              38    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 41    Senior Vice President and Chief
                                        Financial Officer

Peter K. Kompaniez has been Director of the Corporate General Partner since April 1, 2002. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the Corporate General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002. Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002. Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital's portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Charles McKinney has been Senior Vice President and Director of Asset Management of the Corporate General Partner and AIMCO Capital since January 2003 and has overall responsibility for monitoring the construction, lease-up, operations and compliance issues for all assets constituting a part of AIMCO's affordable portfolio. Mr. McKinney joined AIMCO as Vice President of Transactions in the Affordable Group in June 2002 and had responsibility for value added dispositions of affordable properties in the Western portion of the United States. From September 2000 through May 2002, Mr. McKinney was Managing Underwriter for Real Estate Recovery, Inc. where he was responsible for the real estate loan underwriting and loan review for the company's clients. From March 1998 through August 2000, Mr. McKinney was the Executive Managing Director of American Capital Advisors, Inc. an investment banking company.

Jeffrey H. Sussman has been Senior Vice President, General Counsel and Secretary of the Corporate General Partner since joining NAPICO in 1998. Mr. Sussman is responsible for the legal affairs of NAPICO and its affiliates. Prior to joining NAPICO in 1998, Mr. Sussman was an associate with the law firm of Rus, Miliband, Williams & Smith in Irvine, California. His practice emphasized real estate finance and insolvency law and included the representation of borrowers, lenders, and court-appointed trustees in matters involving apartment complexes, retail centers and hotels.

Brian H. Shuman has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since joining NAPICO in 2000. Mr. Shuman is responsible for the financial affairs of NAPICO as well as the limited partnership sponsored by it. From 1996 until joining NAPICO in August 2000, Mr. Shuman was Vice President - Finance for Preferred Health Management Inc., the largest provider of worker compensation diagnostic imaging services in California formed in 1996, and was responsible for establishing and managing the accounting, billing, collection, treasury and financial reporting departments.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Brian H. Shuman meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2003.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V. Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2003.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                    876.60            22.54%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL V.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no officers, directors or employees of its own. All of its affairs are managed by the Corporate General Partner, National Partnership Investments Corp. ("NAPICO"). The Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original remaining invested assets of the limited partnerships. Invested assets is defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interest in the capital accounts of the respective partnerships. The management fee was approximately $42,000 for both of the years ended December 31, 2003 and 2002.

The Partnership reimburses NAPICO for certain expenses. The reimbursement to NAPICO was approximately $5,000 for each of the years ended December 31, 2003 and 2002, respectively, and is included in administrative expenses.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of December 31, 2003. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.1  Independent Auditors Report for Grandview Place Apartments

            99.2 Independent Auditors Report for Richland Three Rivers Retirement Apartments

(b) Reports on Form 8-K:

            Current Report on Form 8-K dated November 24, 2003 and filed with the Securities and Exchange Commission on November 26, 2003 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

            Current Report on Form 8-K dated December 30, 2003 and filed with the Securities and Exchange Commission on January 2, 2004 disclosing the Stipulation of Settlement relating to the settlement of litigation against NAPICO as the Corporate General Partner of the Partnership.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $44,000 for 2003 and approximately $31,000 for 2002.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $16,000 for both years.

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


                                    Date: April 23, 2004


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Peter K. Kompaniez         Director                      Date: April 23, 2004
Peter K. Kompaniez


/s/David R. Robertson         President, Chief Executive    Date: April 23, 2004
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 23, 2004
Brian H. Shuman               Chief Financial Officer

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

Date:  April 23, 2004

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

Date:  April 23, 2004

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

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited V (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 23, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 23, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the accompanying balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 2003 and 2002, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership),as of December 31, 2003 and 2002, and the results of its operations, and its cash flows and its changes in partners' equity (deficit) for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated January 29, 2004, on our consideration of Grandview Place's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplementary information shown on pages 11 - 19 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/Junkermier, Clark, Campanella, Stevens, P.C.
Certified Public Accountants
Kalispell, Montana
January 29, 2004

Exhibit 99.2



                          INDEPENDENT AUDITOR'S REPORT


Partners
Richland Senior Associates,
a limited partnership
Richland, Washington

We have audited the accompanying balance sheets of Richland Senior Associates, a limited partnership, Project No. 171-35196, as of December 31, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Richland Senior Associates, a limited partnership, as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 19, 2004 on our consideration of the Partnership's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (shown on pages 20 - 30) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.


/s/Bader Martin Russ & Smith, P.S.
Seattle, Washington
January 19, 2004