Form 10QSB
period 2004-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2004-05-14
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2004


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from _________to _________

                         Commission file number 0-12438


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
                                 (in thousands)

                                 March 31, 2004


                         ASSETS
Cash and cash equivalents                                                 $ 250
Investments in and advances to Local Limited
  Partnerships (Notes 2 and 5)                                              670

Total assets                                                              $ 920

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                    $ 23

Contingencies (Note 4)

Partners' (deficiency) capital
  General Partners                                           $ (148)
  Limited Partners                                             1,045        897

Total liabilities and partners' (deficiency) capital                      $ 920

               See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                (Unaudited)
                    (in thousands, except per interest data)


                                                              Three Months Ended
                                                                   March 31,
                                                             2004           2003
Revenues:
  Interest income                                             $ 1          $ --

Operating expenses:
  Legal and accounting                                          26           24
  Management fees - general partner (Note 3)                    11           11
  Administrative (Note 3)                                        4            2
      Total operating expenses                                  41           37

Loss from partnership operations                               (40)         (37)
Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                 33           15

Net loss                                                     $ (7)        $ (22)

Net loss allocated to general partners (1%)                  $ --         $  --
Net loss allocated to limited partners (99%)                    (7)         (22)
                                                             $ (7)        $ (22)

Net loss per limited partnership interest (Note 1)          $(0.90)      $(2.83)

               See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
           Statement of Changes in Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)


                                        General          Limited
                                       Partners          Partners         Total

Partnership interests (A)                                  7,777

Partners' (deficiency) capital
  at December 31, 2003                  $ (148)           $1,052          $ 904

Net loss for the three months
  ended March 31, 2004                      --                (7)           (7)

Partners' (deficiency) capital
  at March 31, 2004                     $ (148)           $1,045           $ 897

(A) Consists of 7,777 partnership interests at March 31, 2004 and December 31, 2003.

               See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     2004           2003
Cash flows from operating activities:
  Net loss                                                           $ (7)         $ (22)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
      Decrease in due from affiliates                                   --             (7)
      Increase in accounts payable and accrued expenses                 23             12
         Net cash provided by (used in) operating activities            16            (17)

Cash flows provided by investing activities:
  Distributions from Local Limited Partnerships recognized
    as a reduction of investment balance                                --             89

Net increase in cash and cash equivalents                               16             72
Cash and cash equivalents, beginning of period                         234            235

Cash and cash equivalents, end of period                             $ 250         $ 307


               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                          Notes To Financial Statements
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2003 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations and changes in cash flows for the three months ended March 31, 2004 and 2003, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,777 at December 31, 2003 and 2002.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2004, the Partnership holds limited partnership interests in three limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of March 31, 2004, residential low-income rental projects consisting of 228 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies. On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to an unrelated third party for approximately $1,008,000. The Partnership's investment balance related to West Town Housing Partners at March 31, 2004 was approximately $670,000.

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

As of March 31, 2004, the investment balance in two of the three Local Limited Partnerships had been reduced to zero. The remaining investment balance relates to the Partnership's investment in West Town Housing Partners which was sold during April 2004 (see Note 5 - Subsequent Event).

The following is a summary of the investments in Local Limited Partnerships for the three months ended March 31, 2004 (in thousands):

               Balance, beginning of period                    $ 670
               Amortization of acquisition costs                  (1)
               Equity in income of Local Limited
                 Partnerships                                      1

               Balance, end of period                          $ 670


The following are unaudited combined estimated statements of operations for the three months ended March 31, 2004 and 2003 of the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of West Town Housing Partners, for which the Partnership sold its limited partner interest on April 28, 2004)(in thousands):

                COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,
                                                   2004           2003
                                                               (Restated)
Revenues
  Rental                                           $ 211          $ 211
  Other                                                8             14
                                                     219            225
Expenses
  Depreciation                                        27             26
  Interest                                            81             88
  Operating                                           90             91
                                                     198            205
Net income                                         $ 21           $ 20

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $11,000 for each of the three month periods ended March 31, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,000 for each of the three month periods ended March 31, 2004 and 2003 and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

NOTE 5 - SUBSEQUENT EVENT

On April 28, 2004, the Partnership sold its 99% limited partnership interest in West Town Housing Partners to an unrelated third party for approximately
$1,008,000. The Partnership expects to recognize a gain of approximately $300,000 during the second quarter of 2004 as a result of the sale.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to limited partners in any material amount. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2004 and 2003.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the three months ended March 31, 2004 and 2003, the Partnership received distributions of approximately $33,000 and $15,000, respectively, from Local Limited Partnerships in which it does not have an investment balance which were recognized as income.

As of March 31, 2004 and 2003, the Partnership has cash and cash equivalents of approximately $250,000 and $307,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2004, the Partnership has investments in three limited partnerships, all of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. At March 31, 2004, the Partnership has a positive investment balance in only one Local Limited Partnership. On April 28, 2004, the Partnership sold its 99% limited partnership interest in the one Local Limited Partnership in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000. The Partnership expects to recognize a gain of approximately $300,000 during the second quarter of 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $33,000 and $15,000 for the three months ended March 31, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $26,000 and $24,000 for the three months ended March 31, 2004 and 2003, respectively.

Administrative expenses were approximately $4,000 and $2,000 for the three months ended March 31, 2004 and 2003, respectively. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $1,000 for both of the three month periods ended March 31, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $11,000 for both of the three month periods ended March 31, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of March 31, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

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

            Exhibit  10.1,  Assignment  and  Assumption  Agreement  between Real
            Estate  Associates   Limited  V  (REAL  V)  and  Florsheim  Building
            Investment Trust, dated January 1, 2004 for the sale of REAL V's interest in West Town Housing Partners.

            Exhibit 31.1, Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 31.2, Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            Exhibit 32.1, Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 2004:

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


                                    Date: May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                                                    Exhibit 10.1

                       ASSIGNMENT AND ASSUMPTION AGREEMENT


      Real Estate Associates Limited V, a California limited partnership ("Assignor"), for the sum of One Million and no/100 Dollars ($1,000,000.00), the receipt and sufficiency of which is hereby acknowledged, hereby sells, assigns and transfers to Florsheim Building Investment Trust ("Assignee") as of January 1, 2004 all of Assignor's right, title and interest as a limited partner, including but not limited to all rights of Assignor in and to all profits, losses and distributions of the Partnership, as hereafter defined, and all interest of the Assignor in and to the property and capital of the Partnership ("Assignor's Interest") in West Town Housing Partners, an Illinois Limited Partnership ("Partnership") pursuant to the terms of that certain Amended and Restated Agreement and Certificate of Limited Partnership dated as of April 29, 1983 ("Agreement"). All capitalized terms used in this Assignment, unless defined in this Assignment, shall have the same meanings as those terms have in the Agreement.

      Assignor does hereby covenant with Assignee that Assignor will do, execute, acknowledge and deliver, or will cause to be done, executed, acknowledged and delivered all such further acts, transfers, assignments, powers of attorney and assurances for the purpose of better assuring, assigning, granting, and confirming unto Assignee all of Assignor's Interest hereby assigned and transferred as Assignee shall reasonably require.

      Assignor hereby represents and warrants that (a) Assignor has not pledged, hypothecated, assigned, transferred or otherwise encumbered all or any portion of Assignor's Interest to any other person or entity and (b) Assignor has full power and authority to assign Assignor's Interest to Assignee.

      Assignor hereby indemnifies and holds Assignee harmless from any and all claims made by the Partnership or any of its partners that Assignor has failed to comply fully with and/or perform any obligations arising under the Agreement after the date hereof.

      Assignee hereby indemnifies and holds harmless the Assignor from any and all claims made by the Partnership or any of its partners that Assignor has failed to comply fully with and/or perform any obligations arising under the Agreement after the date hereof.

      Assignee  accepts the  foregoing  assignment  and  transfer of  Assignor's
Interest and assumes all of Assignor's commitments, agreements, duties and obligations under the Agreement, now existing or hereafter arising, from and after execution of this Agreement by both parties. Assignee agrees to accept the assignment of Assignor's Interest subject to the terms of the Mortgage, the Regulatory Agreement and any other documents required by the Governmental Agencies.

      This Assignment and Assumption shall be governed by and construed in accordance with the laws of the State of Illinois and shall be binding upon and shall inure to the benefit of the Assignor and Assignee.


      In witness whereof, the undersigned have each executed this Assignment on the dates set forth opposite their names.


ASSIGNOR:

REAL ESTATE ASSOCIATES LIMITED V
A California limited partnership

By:   National Partnership Investments Corp.

      By:    /s/Michael J. Hornbrook
      Name:  Michael J. Hornbrook
      Title: Senior Vice President


ASSIGNEE:

FLORSHEIM BUILDING INVESTMENT TRUST

By:   /s/Judy Wise
      Judy Wise, Trustee



GENERAL PARTNER CONSENT

/s/Sheldon Baskin         Dated:  January 1, 2004