Form 10QSB
period 2004-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2004-08-16
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


            For the transition period from _________to _________

                         Commission file number 0-12438


                      REAL  ESTATE  ASSOCIATES  LIMITED  V
       (Exact name of small business issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                        REAL ESTATE ASSOCIATES LIMITED V
                                  Balance Sheet
                                   (Unaudited)
                                 (in thousands)

                                  June 30, 2004


                         ASSETS
Cash and cash equivalents                                                  $ 1,241
Investments in and advances to Local Limited
  Partnerships (Notes 2 and 5)                                                  --

Total assets                                                               $ 1,241

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                      $ 55

Contingencies (Note 4)

Partners' (deficiency) capital
  General Partners                                           $ (145)
  Limited Partners                                             1,331         1,186

Total liabilities and partners' (deficiency) capital                       $ 1,241

               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                   (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2004          2003          2004          2003
Revenues:
  Interest income                               $ 1           $ 2           $ 2           $ 2

Operating expenses:
  Legal and accounting                             13            32            39            56
  Management fees - partners (Note 3)              10            10            21            21
  Administrative                                    5             6             9             8
        Total operating expenses                   28            48            69            85

Loss from Partnership operations                  (27)          (46)          (67)          (83)
Gain on sale of Local Limited
  Partnership interest                            304            --           304            --
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)           12            --            45            15

Net income (loss)                              $ 289         $ (46)        $ 282         $ (68)

Net income (loss) allocated to general
  partners (1%)                                 $ 3          $ (1)          $ 3          $ (1)
Net income (loss) allocated to limited
  partners (99%)                                  286           (45)          279           (67)

                                               $ 289         $ (46)        $ 282         $ (68)
Net income (loss) per limited partnership
  interest (Note 1)                           $ 36.78       $ (5.79)      $ 35.88       $ (8.62)

               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
           Statement of Changes in Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  7,777

Partners' (deficiency) capital
  at December 31, 2003                  $ (148)           $1,052           $ 904

Net income for the six months
  ended June 30, 2004                        3               279              282

Partners' (deficiency) capital
  at June 30, 2004                      $ (145)           $1,331           $1,186

(A)   Consists of 7,777 partnership  interests at June 30, 2004 and December
      31, 2003.

               See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                        Six Months Ended
                                                                            June 30,
                                                                       2004           2003
Cash flows from operating activities:
  Net income (loss)                                                   $ 282          $ (68)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of Local Limited Partnership interest                 (304)             --
     Decrease in due from affiliates                                      --              2
     Increase in accounts payable and accrued expenses                    21             23
         Net cash used in operating activities                            (1)           (43)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interest                   1,008             --
  Distributions from Local Limited Partnerships                           --             89
         Net cash provided by investing activities                     1,008             89

Net increase in cash and cash equivalents                              1,007             46
Cash and cash equivalents, beginning of period                           234            235

Cash and cash equivalents, end of period                             $ 1,241         $ 281

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the three and six month periods ended June 30, 2004 and 2003, respectively.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective investments. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the "Corporate General Partner") and National Partnership Investment Associates II. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which was generally 30 years. All such costs have been amortized or written off at June 30, 2004.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,777 at December 31, 2003 and 2002.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2004, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of June 30, 2004, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to an unrelated third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the three and six months ended June 30, 2004.

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

As of June 30, 2004, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the six months ended June 30, 2004 (in thousands):

               Balance, beginning of period                    $ 670
               Amortization of acquisition costs                   (1)
               Equity in income of Local Limited
                 Partnerships                                       1
               Sale of interest in Local Limited
                 Partnerships                                    (670)

               Balance, end of period                          $  --

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2004 and 2003 of the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of West Town Housing Partners, for which the Partnership sold its limited partner interest on April 28, 2004)(in thousands):

                COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                               Three Months Ended              Six Months Ended
                                    June 30,                       June 30,
                              2004           2003             2004            2003
Revenues                                  (Restated)                       (Restated)
  Rental and other
    income                   $ 169           $ 224           $ 388           $ 449

Expenses
  Depreciation                   27              26              54              52
  Interest                       80              85             161             173
  Operating                     103              80             193             171
                                210             191             408             396

Net (loss) income            $ (41)          $ 33            $ (20)           $ 53

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $21,000 for each of the six month periods ended June 30, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,000 for each of the six month periods ended June 30, 2004 and 2003 and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

NOTE 5 - SALE OF LIMITED PARTNERSHIP INTEREST

On April 28, 2004, the Partnership sold its 99% limited partnership interest in West Town Housing Partners to an unrelated third party for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the three and six months ended June 30, 2004 as a result of the sale.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow, from these sources, sufficient to provide for distributions to limited partners in any material amount. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2004 and 2003. During the six months ended June 30, 2004, the Partnership received approximately $1,008,000 for its limited partnership interest in one of the Local Limited Partnerships (see discussion in "Results of Operations"). The Partnership is currently evaluating what portion of the proceeds to distribute to its investors.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero or to a negative amount equal to future capital contributions required. Subsequent distributions received are recognized as income. During the six months ended June 30, 2004 and 2003, the Partnership received distributions of approximately $45,000 and $15,000, respectively, from Local Limited Partnerships in which it does not have an investment balance which were recognized as income.

As of June 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,241,000 and $281,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2004, the Partnership has investments in two limited partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in the one Local Limited Partnership in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the three and six months ended June 30, 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $45,000 and $15,000 for the six months ended June 30, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $39,000 and $56,000 for the six months ended June 30, 2004 and 2003, respectively, and approximately $13,000 and $32,000 for the three months ended June 30, 2004 and 2003, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the costs associated with the annual audit for the Partnership.

Administrative expenses remained relatively constant for both the three and six months ended June 30, 2004 and 2003. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $2,000 for both of the six month periods ended June 30, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $21,000 for both of the six month periods ended June 30, 2004 and 2003.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of June 30, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO, as its sole stockholder.

Recent Accounting Pronouncements

In January 2003 and revised in December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

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

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The
Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships' Regulatory Agreements with the United States Department of Housing and Urban Development ("HUD"). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships' partnership agreements. These agreements usually limit the Partnership's distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

                           PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

            See Exhibit Index attached.

     (b)    Reports on Form 8-K filed during the quarter ended June 30, 2004:

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


                                    Date: August 16, 2004

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

  10.1 Assignment and Assumption Agreement between Real Estate Associates Limited V (REAL V) and Florsheim Building Investment Trust, dated January 1, 2004 for the sale of REAL V's interest in West Town
            Housing Partners (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB dated March 31, 2004).

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c)   Disclosed  in this  report  any  change  in the  small  business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an quarterly report) that has materially affected, or is reasonably likely to materially affect, the small business  issuer's  internal  control over financial  reporting;
            and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  August 16, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                           As Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the chief executive officer of the Partnership, and Brian H. Shuman, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 16, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 16, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.