Form 10QSB
period 2004-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2004-11-15
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                                 (in thousands)

                               September 30, 2004


                         ASSETS
Cash and cash equivalents                                                  $ 1,222
Investments in and advances to Local Limited
  Partnerships (Notes 2 and 5)                                                  --

Total assets                                                               $ 1,222

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                      $ 72

Contingencies (Note 4)

Partners' (deficiency) capital
  General Partners                                           $ (145)
  Limited Partners                                             1,295         1,150

Total liabilities and partners' (deficiency) capital                       $ 1,222

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                 (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Nine Months Ended
                                                  September 30,               September 30,
                                               2004          2003          2004          2003
Revenues:
  Interest income                               $ 4           $ 1           $ 6           $ 3

Operating expenses:
  Legal and accounting                             26            13            65            69
  Management fees - partners (Note 3)              11            10            32            31
  Administrative                                    3             3            12            11
        Total operating expenses                   40            26           109           111

Loss from Partnership operations                  (36)          (25)         (103)         (108)
Gain on sale of Local Limited
  Partnership interest                             --            --           304            --
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)           --            --            45            15

Net (loss) income                             $ (36)         $ (25)        $ 246         $ (93)

Net (loss) income allocated to general
  partners (1%)                              $     --        $ --           $ 3          $ (1)
Net (loss) income allocated to limited
  partners (99%)                                 (36)           (25)          243           (92)

                                              $ (36)         $ (25)        $ 246         $ (93)
Net (loss) income per limited partnership
  interest (Note 1)                          $ (4.63)       $ (3.21)      $ 31.25       $(11.83)


                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
            Statement of Changes in Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)

                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  7,777

Partners' (deficiency) capital,
  December 31, 2003                      $(148)           $1,052           $ 904

Net income for the nine months
  ended September 30, 2004                   3               243              246

Partners' (deficiency) capital,
  September 30, 2004                     $(145)           $1,295          $ 1,150


(A)   Consists of 7,777 partnership interests at September 30, 2004 and December
      31, 2003.

                See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                       2004           2003
Cash flows from operating activities:
  Net income (loss)                                                   $ 246          $ (93)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Gain on sale of Local Limited Partnership interest                 (304)             --
     Decrease in due from affiliates                                      --              2
     Increase in accounts payable and accrued expenses                    38             32
         Net cash used in operating activities                           (20)           (59)

Cash flows from investing activities:
  Proceeds from sale of limited partnership interest                   1,008             --
  Distributions from Local Limited Partnerships                           --             89
         Net cash provided by investing activities                     1,008             89

Net increase in cash and cash equivalents                                988             30
Cash and cash equivalents, beginning of period                           234            235

Cash and cash equivalents, end of period                             $ 1,222         $ 265


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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the three and nine month periods ended September 30, 2004 and 2003, respectively.

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

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which was generally 30 years. All such costs have been amortized or written off at September 30, 2004.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2004, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of September 30, 2004, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to a third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the nine months ended September 30, 2004.

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

As of September 30, 2004, the investment balance in all of the Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the nine months ended September 30, 2004 (in thousands):

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


The following are unaudited combined estimated statements of operations for the three and nine months ended September 30, 2004 and 2003 of the Local Limited Partnerships in which the Partnership has invested (2003 amounts have been restated to exclude the operations of West Town Housing Partners, for which the Partnership sold its limited partner interest on April 28, 2004)(in thousands):


                 COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                               Three Months Ended              Nine Months Ended
                                 September 30,                   September 30,
                              2004           2003             2004            2003
Revenues                                  (restated)                       (restated)
  Rental and other
    income                   $ 185           $ 216           $ 573           $ 665

Expenses
  Depreciation                   28              26              82              78
  Interest                       80              86             241             259
  Operating                      93              88             286             259
                                201             200             609             596
Net (loss) income            $ (16)          $ 16            $ (36)           $ 69

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $32,000 and $31,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $4,000 for each of the nine month periods ended September 30, 2004 and 2003 and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

NOTE 5 - SALE OF LIMITED PARTNERSHIP INTEREST

On April 28, 2004, the Partnership sold its 99% limited partnership interest in West Town Housing Partners to a third party for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the nine months ended September 30, 2004 as a result of the sale.

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

The Corporate General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that any of the Local Limited Partnerships in which the Partnership has invested will generate cash flow, from these sources, sufficient to provide for distributions to limited partners in any material amount. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2004 and 2003. During the nine months ended September 30, 2004, the Partnership received approximately $1,008,000 for its limited partnership interest in one of the Local Limited Partnerships (see discussion in "Results of Operations"). The Partnership is currently evaluating what portion of the proceeds to distribute to its investors.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero.
Subsequent distributions received are recognized as income. During the nine months ended September 30, 2004 and 2003, the Partnership received distributions of approximately $45,000 and $15,000, respectively, from Local Limited Partnerships in which it does not have an investment balance which were recognized as income.

As of September 30, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,222,000 and $265,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At September 30, 2004, the Partnership has investments in two limited partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in the one Local Limited Partnership in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the nine months ended September 30, 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $45,000 and $15,000 for the nine months ended September 30, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $65,000 and $69,000 for the nine months ended September 30, 2004 and 2003, respectively, and approximately $26,000 and $13,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in legal and accounting fees for the three months ended September 30, 2004, is due primarily to an increase in legal costs incurred related to routine partnership activity.

Administrative expenses remained relatively constant for both the three and nine months ended September 30, 2004 and 2003. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $4,000 for both of the nine month periods ended September 30, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $32,000 and $31,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.54% of the outstanding units as of September 30, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its critical accounting policies, the following may involve a higher degree of judgment and complexity.

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

            See Exhibit Index attached.


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


                                    Date: November 15, 2004

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

Date:  November 15, 2004

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

Date:  November 15, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  November 15, 2004


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  November 15, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.