Form 10KSB
period 2004-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2005-04-08
CIK 702644

------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the fiscal year ended December 31, 2004

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

State issuer's revenues for its most recent fiscal year.   $11,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL V holds limited partnership interests in 2 local limited partnerships (the "Local Limited Partnerships") as of December 31, 2004, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership on April 28, 2004. Both of these Local Limited Partnerships owns a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2004, all of the projects in which REAL V had invested were substantially rented. The following is a schedule of the status as of December 31, 2004, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

           SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS
                        IN WHICH REAL V HAS AN INVESTMENT
                                DECEMBER 31, 2004

                                                                           Units
                                                        Authorized
                                         Financed,      For Rental    Percentage of Total
                                          Insured       Assistance       Units Occupied
Property                     No. of    And Subsidized      Under          December 31,
Name and Location             Units        Under       Section 8(B)     2004        2003

Bickerdike
   Chicago, IL                 (C)          (C)             (C)          (C)        (C)

Grandview Place Apartments
  Missoula, MT                  48          (A)             48           97%        98%

Richland Three Rivers
  Retirement Apartments
  Richland, WA                  40          (A)              40          99%        98%

Total                           88                           88

(A) The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the  Housing  and  Community  Development  Act of
      1974.


(C)   Partnership sold its 99% limited partner interest on April 28, 2004.

The following table details the Partnership's ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership. All interests are limited partner interests. Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2004.

                                Real V     Original Cost
                              Percentage    of Ownership       Mortgage
         Partnership           Interest       Interest          Notes
                                           (in thousands)   (in thousands)

Grandview Place Apartments       99%            $ 333           $1,626
  Missoula, MT

Richland Three Rivers            99%              280            1,233
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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc. It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2004, the Partnership had 3,887.5 Units or 7,775 interests outstanding held by 1,174 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2004 and 2003.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2004 and 2003. During the year ended December 31, 2004, the Partnership received approximately $1,008,000 for its limited partnership interest in one of the Local Limited Partnerships (see discussion in "Results of Operations"). The Partnership is currently evaluating what portion of the proceeds to distribute to its investors.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero.
Subsequent distributions received are recognized as income. During the year ended December 31, 2004, the Partnership received distributions of approximately $45,000 from two Local Limited Partnerships in which it does not have an investment balance which was recognized as income. During the year ended December 31, 2003, the Partnership received a distribution of approximately $89,000 from the Local Limited Partnership in which it had a positive investment balance which was recognized as a return of capital. Also during the year ended December 31, 2003, the Partnership received distributions of approximately $45,000 from a Local Limited Partnership in which it does not have an investment balance which was recognized as income.

As of December 31, 2004 and 2003, the Partnership had cash and cash equivalents of approximately $1,172,000 and $234,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2004, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in the one Local Limited Partnership in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the year ended December 31, 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $45,000 for both the years ended December 31, 2004 and 2003, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $90,000 and $83,000 for the years ended December 31, 2004 and 2003, respectively. The increase in legal and accounting fees is due primarily to an increase in legal costs incurred related to routine partnership activity.

Administrative expenses remained relatively constant for the years ended December 31, 2004 and 2003. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the years ended December 31, 2004 and 2003.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $42,000 for both of the years ended December 31, 2004 and 2003.

Total revenues for the Local Limited Partnerships were approximately $714,000 and $874,000 for the years ended December 31, 2004 and 2003, respectively.

Total expenses for the Local Limited Partnerships were approximately $880,000 and $1,991,000 for the years ended December 31, 2004 and 2003, respectively.

Total net loss for the Local Limited Partnerships for 2004 and 2003 totaled approximately $166,000 and $1,117,000, respectively. The net loss allocated to the Partnership was approximately $164,000 for 2004 and approximately $1,106,000 for 2003. However, none of this allocated net loss for 2004 and 2003 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note 1 - Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements". The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The following may involve a higher degree of judgment and complexity.

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

ITEM 7.     FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2004

Statements of Operations - Years ended December 31, 2004 and 2003

Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

Statements of Cash Flows - Years ended December 31, 2004 and 2003

Notes to Financial Statements

           Report of Independent Registered Public Accounting Firm



The Partners
Real Estate Associates Limited V


We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2004, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States.


                                                            /s/Ernst & Young LLP

Greenville, South Carolina
April 7, 2005

                        REAL ESTATE ASSOCIATES LIMITED V

                                  BALANCE SHEET
                                 (in thousands)

                                December 31, 2004


                                     ASSETS

Cash and Cash Equivalents                                                $ 1,172
Investments in and advances to Local Limited Partnerships
 (Notes 2 and 5)                                                             --
 Total Assets                                                           $ 1,172

           LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                  $ 55

Contingencies (Note 6)

Partners' (deficiency) capital:
  General partners                                                     $ (146)
  Limited partners                                                       1,263       1,117

 Total liabilities and partners (deficiency) capital                               $ 1,172


                   See Accompanying Notes to Financial Statements


                        REAL ESTATE ASSOCIATES LIMITED V

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per interest data)


                                                                             Years Ended
                                                                            December 31,
                                                                        2004            2003
     Revenues:
       Interest income                                                  $    11          $     3

     Operating expenses:
       Legal and accounting                                                  90               83
       Management fees - partners (Note 3)                                   42               42
       Administrative (Note 3)                                               15               15
            Total operating expenses                                        147              140

     Loss from Partnership operations                                      (136)            (137)
     Gain on sale of Local Limited Partnership interest
       (Note 2)                                                             304               --
     Distributions in excess of investment
       in Local Limited Partnerships (Note 2)                                45               45

     Net income (loss)                                                  $   213          $   (92)

     Net income (loss) allocated to general partners (1%)               $     2          $    (1)
     Net income (loss) allocated to limited partners (99%)                  211              (91)

                                                                        $   213          $   (92)
     Net income (loss) per limited partnership
       interest (Note 1)                                                $ 27.14          $(11.70)

                   See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V

           STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                     (in thousands, except interest data)


                                              General            Limited
                                              Partners           Partners          Total

Partnership interests (Note 1) (A)                                 7,775

Partners' (deficiency) capital at
  December 31, 2002                            $ (147)            $1,143           $ 996

Net loss for the year ended
  December 31, 2003                                (1)               (91)            (92)

Partners' (deficiency) capital at
  December 31, 2003                              (148)             1,052             904

Net income for the year ended
  December 31, 2004                                 2                211             213

Partners' (deficiency) capital at
  December 31, 2004                            $ (146)            $1,263          $1,117


(A) Consists of 7,775 partnership interests at December 31, 2004 and 7,777 partnership interests at December 31, 2003 (See Note 7).

                   See Accompanying Notes to Financial Statements



                        REAL ESTATE ASSOCIATES LIMITED V

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                   Years ended December 31,
                                                                       2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $ 213        $ (92)
  Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Gain on sale of Local Limited Partnership Interest                  (304)           --
    Decrease in due from affiliates                                       --             2
    Increase in accounts payable and accrued expenses                     21            --
           Net cash used in operating activities                         (70)          (90)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of limited partnership interest                  1,008            --
  Distributions from Local Limited Partnerships                           --            89
   Net cash provided by investing activities                           1,008            89

Net increase (decrease) in cash and cash equivalents                     938            (1)

Cash and cash equivalents, beginning of year                             234           235

Cash and cash equivalents, end of year                               $ 1,172        $ 234


                   See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED V

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2004


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


Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and are being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at December 31, 2004.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the end of the year. The number of limited partnership interests was 7,775 for the year ended December 31, 2004 and 7,777 for the year ended December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $1,172,000 at December 31, 2004 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss. No impairment losses were recognized during the years ended December 31, 2004 and 2003.

Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

Recent Accounting Pronouncements

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" (or "FIN 46") and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest. FIN 46 addresses the consolidation by business enterprises of variable interest entities. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE's expected losses, receive a majority of the VIE's expected residual returns, or both.

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investments in and receivables from this VIE, which was zero at December 31, 2004. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2004, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2004, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to a third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000 after reserves of approximately $34,000 for an Illinois partnership tax, during the year ended December 31, 2004.

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

As of December 31, 2004, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following is a summary of the investments in Local Limited Partnerships for the year ended December 31, 2004 (in thousands):

               Balance, beginning of year                      $ 670
               Amortization of acquisition costs                  (1)
               Equity in income of Local Limited
                 Partnerships                                      1
               Sale of interest in Local Limited
                Partnership                                     (670)
               Balance, end of year                            $ --

The difference between the investment in the accompanying balance sheet at December 31, 2004, and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

The Partnership's value of its investment and its equity in losses and distributions from the Local Limited Partnership are, for Richland Three Rivers Retirement Apartments ("Richland"), not material to the overall financial position of the Partnership and are included below on an unaudited basis. The Partnership's value of its investment and its equity in losses/income and distributions from the Local Limited Partnership are, for Grandview Place Apartments ("Grandview"), material to the overall financial position of the Partnership and are included below on an audited basis. Grandview was audited by other auditors for 2003. The condensed balance sheet of the Local Limited Partnerships as of December 31, 2004 and the results of operations for each of the two years in the period then ended are as follows (2003 amounts have been restated to exclude the operations of West Town Housing Partners, for which the Partnership sold its limited partnership interest on April 28, 2004).

                            CONDENSED BALANCE SHEETS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                December 31, 2004
                                 (in thousands)

Assets:                                          Grandview     Richland     Total
 Land                                              $ 206         $ --       $ 206
 Buildings and improvements, net of
   accumulated depreciation                           988          706       1,694
    Other assets                                      334        1,587       1,921
Total Assets                                      $ 1,528      $ 2,293     $ 3,821
Liabilities and Partner's Deficit:
  Liabilities:
    Mortgages notes payable                       $ 1,626      $ 1,233     $ 2,859
    Other liabilities                                  70        1,279       1,349
                                                    1,696        2,512       4,208
  Partner's Deficit:
    General partners                                  (29)         (76)       (105)
    Limited partners                                 (139)        (143)       (282)
                                                     (168)        (219)       (387)
Total Liabilities and Partners' Deficit           $ 1,528      $ 2,293     $ 3,821

                         CONDENSED RESULTS OF OPERATIONS
                        OF THE LOCAL LIMITED PARTNERSHIPS
                                 (in thousands)

                                               Years Ended December 31,
Revenues:                          2004      2004     2004     2003     2003     2003
                                 Grandview Richland   Total  Grandview Richland   Total
  Rental income                   $ 358    $ 344    $ 702   $ 465    $ 379    $ 844
  Other income                         5        7       12       5       25       30
      Total Revenues                 363      351      714     470      404      874
Expenses:
  Operating expenses                 189      159      348     195      166      361
  Financial expenses                 112       96      208     194      128      322
  Depreciation                        63      128      191      63       45      108
  Reversion of residual receipts
to HUD                                --      133      133      --    1,200    1,200

      Total Expenses                 364      516      880     452    1,539    1,991
Net (loss) income                 $  (1)  $ (165)  $ (166)   $ 18   $(1,135) $(1,117)


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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $42,000 for both of the years ended December 31, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2004 and 2003, and is included in administrative expenses.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

                                                  Years Ended December 31,
                                                     2004            2003
                                                       (in thousands)

Net income (loss) per financial statements         $   213          $ (92)
  Other                                                 31              (1)
  Partnership's share of Local Limited
    Partnership                                       (100)            432
Disposition of interest in Local Limited
  Partnership                                        2,553              --
Income per tax return                              $ 2,697          $ 339

Income per limited partnership interest            $640.40          $43.20

The following is a reconciliation between the Partnership's reported amounts and the federal tax basis of net assets at December 31, 2004 (in thousands):

Net assets as reported                                       $ 1,117
Add (deduct):
  Investment in Partnerships                                    (616)
  Offering costs                                               2,289
Net assets - federal tax basis                               $ 2,790

NOTE  5  -  REAL  ESTATE  AND   ACCUMULATED   DEPRECIATION  OF  LOCAL  LIMITED
          PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED


                               Gross Amount At Which Carried
                                   At December 31, 2004
                                      (in thousands)

                                          Buildings
                                             And
                                           Related
                                          Personal          Accumulated    Date of   Depreciable
        Description    EncumbrancesLand   Property   Total  Depreciation ConstructionLife-Years
                                                                (in
                                                             thousands)

      Grandview          $1,626    $ 206   $ 2,145  $ 2,351  $ (1,157)    1982-1983     5-30
      Richland (a)        1,233       --     1,550    1,550      (844)    1982-1983     5-30
        Totals           $2,859    $ 206   $ 3,695  $ 3,901   $(2,001)

                  Reconciliation of real estate (in thousands)

                                               Years Ended December 31,
                             2004       2004       2004       2003         2003       2003
                           Grandview Unaudited(a)  Total    Grandview  Unaudited(a)  Total
Balance  at  beginning  of  $ 2,351    $10,335    $12,686    $ 2,351     $10,274    $12,625
year
Improvements   during  the       --         --         --         --          61         61
year
Disposals     of    rental       --     (8,785)    (8,785)        --          --         --
properties
Balance at end of year      $ 2,351    $ 1,550    $ 3,901    $ 2,351     $10,335    $12,686

           Reconciliation of accumulated depreciation (in thousands)

                                                Years Ended December 31,
                             2004       2004       2004       2003         2003       2003
                           Grandview Unaudited(a)  Total    Grandview  Unaudited)(a)  Total
Balance  at  beginning  of  $ 1,094    $ 5,323    $ 6,417    $ 1,031     $ 5,056     $ 6,087
year
Depreciation  expense  for
the year                        63        128        191         63         277         340
Disposals     of    rental       --     (4,607)    (4,607)        --         (10)        (10)
properties
Balance at end of year      $ 1,157     $ 844     $ 2,001    $ 1,094     $ 5,323     $ 6,417

(a) All amounts for Richland are unaudited See Note 2.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

NOTE 7 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During 2004 the number of limited partnership interests decreased by 2 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the end of the year. There were no interests abandoned during 2003.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

None.

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

Harry G. Alcock                 42    Executive Vice President and Director
David R. Robertson              39    President, Chief Executive Officer
                                        and Director
Charles McKinney                53    Senior Vice President and Director
                                        of Asset Management
Jeffrey H. Sussman              39    Senior Vice President, General
                                        Counsel and Secretary
Brian H. Shuman                 42    Senior Vice President and Chief
                                        Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

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

ITEM 10.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2004.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V. Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2004.

Entity                                  Number of Units      Percentage

AIMCO Properties, LP
  (an affiliate of AIMCO)                    876.60            22.55%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b) None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL V.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $42,000 for both of the years ended December 31, 2004 and 2003.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2004 and 2003, and is included in administrative expenses.

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2004. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.    EXHIBITS:

            See Exhibit Index

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $49,000 and $44,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 and $16,000 for 2004 and 2003, respectively.

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


                                    REAL ESTATE ASSOCIATES LIMITED V


                                    By:   National   Partnership   Investments
                                          Corp.
                                          Corporate General Partner


                                    By:   /s/David R. Robertson
                                          David R. Robertson
                                          President   and   Chief    Executive
                                          Officer
                                          and Director


                                    By:   /s/Brian H. Shuman
                                          Brian H. Shuman
                                          Senior Vice President and
                                          Chief Financial Officer


                                    Date: April 8, 2005


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/Harry G. Alcock            Executive Vice President      Date: April 8, 2005
Harry G. Alcock               and Director


/s/David R. Robertson         President, Chief Executive    Date: April 8, 2005
David R. Robertson            Officer and Director


/s/Brian H. Shuman            Senior Vice President and     Date: April 8, 2005
Brian H. Shuman               Chief Financial Officer

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

Date:  April 8, 2005

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

Date:  April 8, 2005

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited V (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  April 8, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  April 8, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Exhibit 99.1



                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Grandview Place
(A Limited Partnership)
Missoula, Montana

We have audited the accompanying balance sheets of Grandview Place (A Limited Partnership), HUD Project 093-35098 PM-L8, as of December 31, 2004 and 2003, and the related statements of income, changes in partners' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grandview Place (A Limited Partnership),as of December 31, 2004 and 2003, and the results of its operations, and its cash flows and its changes in partners' equity (deficit) for the years then ended in conformity with U.S. generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our reports dated February 7, 2005, on our consideration of Grandview Place's internal control and our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/Junkermier, Clark, Campanella, Stevens, P.C.
Certified Public Accountants
Kalispell, Montana
February 7, 2005