Form 10QSB
period 2005-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2005-05-13
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                                 (in thousands)

                                 March 31, 2005



                         ASSETS
Cash and cash equivalents                                                  $ 1,150
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                         --

Total assets                                                               $ 1,150

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                      $ 45

Contingencies (Note 5)

Partners' (deficiency) capital
  General Partners                                           $ (146)
  Limited Partners                                             1,251         1,105

Total liabilities and partners' (deficiency) capital                       $ 1,150

                See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                 (Unaudited)
                    (in thousands, except per interest data)



                                                              Three Months Ended
                                                                  March 31,
                                                             2005           2004
Revenues:
  Interest income                                             $ 6            $ 1

Operating expenses:
  Legal and accounting                                          14             26
  Management fees - general partner (Note 3)                     1             11
  Administrative (Note 3)                                        3              4
      Total operating expenses                                  18             41

Loss from partnership operations                               (12)           (40)
Distributions in excess of investment in Local
  Limited Partnerships (Note 2)                                 --             33

Net loss                                                     $ (12)         $ (7)

Net loss allocated to general partners (1%)                  $ --           $ --
Net loss allocated to limited partners (99%)                   (12)            (7)
                                                             $ (12)         $ (7)

Net loss per limited partnership interest (Note 1)          $(1.54)        $(0.90)

                See Accompanying Notes to Financial Statements





                        REAL ESTATE ASSOCIATES LIMITED V
            Statement of Changes in Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  7,775

Partners' (deficiency) capital
  at December 31, 2004                  $ (146)           $1,263           $1,117

Net loss for the three months
  ended March 31, 2005                      --               (12)             (12)

Partners' (deficiency) capital
  at March 31, 2005                     $ (146)           $1,251           $1,105

(A)   Consists of 7,775  partnership  interests at March 31, 2005 and December
      31, 2004.


                See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                     Three Months Ended
                                                                          March 31,
                                                                     2005           2004
Cash flows from operating activities:
  Net loss                                                           $ (12)         $ (7)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
      (Decrease) increase in accounts payable and
          accrued expenses                                             (10)            23
         Net cash (used in) provided by operating activities           (22)            16

Net (decrease) increase in cash and cash equivalents                   (22)            16
Cash and cash equivalents, beginning of period                       1,172            234

Cash and cash equivalents, end of period                            $1,150         $ 250


                See Accompanying Notes to Financial Statements




                        REAL ESTATE ASSOCIATES LIMITED V
                          Notes To Financial Statements
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2004 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005, and the results of operations and changes in cash flows for the three months ended March 31, 2005 and 2004, respectively.

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

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at March 31, 2005.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,775 at December 31, 2004 and 7,777 at December 31, 2003.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from this VIE, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2005, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of March 31, 2005, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to a third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000 after reserves of approximately $34,000 for an Illinois partnership tax, during the second quarter of 2004.

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

As of March 31, 2005, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2005 and 2004 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

                 COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                        March 31,
                                                   2005           2004

Revenues:
  Rental income                                    $ 176          $ 211
  Other income                                         3              8
       Total Revenues                                179            219
Expenses
  Depreciation                                        48             27
  Financial expenses                                  52             81
  Operating expenses                                  87             90
       Total Expenses                                187            198
Net (loss) income                                  $ (8)          $ 21

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $1,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,000 for each of the three month periods ended March 31, 2005 and 2004 and is included in administrative expenses.

NOTE 4 - SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from proceeds received related to the Partnership's sale of its interest in West Housing Partners during 2004.

NOTE 5 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2005 and 2004. Subsequent to March 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership's sale of its interest in West Town Housing Partners in 2004.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the three months ended March 31, 2004, the Partnership received distributions of approximately $33,000 from Local Limited Partnerships in which it does not have an investment balance which were recognized as income. There were no distributions received during the three months ended March 31, 2005.

As of March 31, 2005 and 2004, the Partnership has cash and cash equivalents of approximately $1,150,000 and $250,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2005, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in the one Local Limited Partnership in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $33,000 for the three months ended March 31, 2004. There were no distributions received during the three months ended March 31, 2005. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $14,000 and $26,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due primarily to a decrease in legal costs incurred related to routine partnership activity.

Administrative expenses remained relatively constant for the three months ended March 31, 2005 and 2004. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $1,000 for both of the three month periods ended March 31, 2005 and 2004.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $1,000 and $11,000 for the three months ended March 31, 2005 and 2004, respectively. The decrease in management fees for the comparable periods is due to sale of the Partnership's interest in West Town Housing Partners during 2004.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of March 31, 2005. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of March 31, 2005, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from this VIE, which was zero at March 31, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

                           PART II - OTHER INFORMATION


ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index.

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


                                    Date: May 13, 2005



                 REAL ESTATE ASSOCIATES LIMITED PARTNERSHIP V
                                  EXHIBIT INDEX


Exhibit     Description of Exhibit


  3 Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

  10        Material  contracts:  The  registrant  is a party  to the  following material contracts, the Restated Certificate and Agreement of Limited Partnership dated May 7, 1982, and the nineteen contracts representing the Partnership's Investment in Local Limited Partnerships as previously filed at the Securities Exchange Commission, File #277645 which is hereby incorporated by reference.

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

   32.1 Certification of the equivalent of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.








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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May 13, 2005
                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive  Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive  officer
                                    of the Partnership


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

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date:  May 13, 2005
                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership
                                    Investments Corp., equivalent of the
                                    chief financial officer of the Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  May 13, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  May 13, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.