Form 10QSB
period 2005-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2005-08-12
CIK 702644

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005


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
                                 (in thousands)

                                  June 30, 2005


                         ASSETS
Cash and cash equivalents                                                   $ 210
Investments in and advances to Local Limited
  Partnerships (Note 2)                                                         --

Total assets                                                                $ 210

     LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
  Accounts payable and accrued expenses                                      $ 18

Contingencies (Note 4)

Partners' (deficiency) capital
  General Partners                                           $ (146)
  Limited Partners                                               338           192

Total liabilities and partners' (deficiency) capital                        $ 210

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Operations
                                 (Unaudited)
                    (in thousands, except per interest data)


                                               Three Months Ended           Six Months Ended
                                                    June 30,                    June 30,
                                               2005          2004          2005          2004
Revenues:
  Interest income                               $ 6           $ 1          $ 12           $ 2

Operating expenses:
  Legal and accounting                            20             13           34             39
  Management fees - general partner
    (Note 3)                                       1             10            2             21
  Administrative (Note 3)                          3              5            6              9
        Total operating expenses                  24             28           42             69

Loss from partnership operations                 (18)           (27)         (30)           (67)
Gain on sale of Local Limited
  Partnership interest                            --            304           --            304
Distributions in excess of investment
  in Local Limited Partnerships (Note 2)          24             12           24             45

Net income (loss)                               $ 6          $ 289         $ (6)         $ 282

Net income (loss) allocated to general
  partners (1%)                                $ --           $ 3          $ --           $ 3
Net income (loss) allocated to limited
  partners (99%)                                   6            286           (6)           279

                                                $ 6          $ 289         $ (6)         $ 282
Net income (loss) per limited partnership
  interest (Note 1)                            $ .77        $ 36.78       $ (.77)       $ 35.88

                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
            Statement of Changes in Partners' (Deficiency) Capital
                                   (Unaudited)
                      (in thousands, except interest data)



                                        General          Limited
                                       Partners          Partners          Total

Partnership interests (A)                                  7,775

Partners' (deficiency) capital
  at December 31, 2004                  $ (146)           $1,263           $1,117

Distributions to partners                   --              (919)            (919)

Net loss for the six months
  ended June 30, 2005                       --                (6)              (6)

Partners' (deficiency) capital
  at June 30, 2005                      $ (146)           $ 338            $ 192

(A)   Consists of 7,775  partnership  interests  at June 30, 2005 and December
      31, 2004.


                See Accompanying Notes to Financial Statements

                        REAL ESTATE ASSOCIATES LIMITED V
                            Statements of Cash Flows
                                   (Unaudited)
                                 (in thousands)



                                                                        Six Months Ended
                                                                            June 30,
                                                                       2005           2004
Cash flows from operating activities:
  Net (loss) income                                                    $ (6)         $ 282
  Adjustments to reconcile net (loss) income to net cash used in operating activities:
     Gain on sale of Local Limited Partnership interest                   --           (304)
     (Decrease) increase in accounts payable and accrued
       expenses                                                          (37)            21
         Net cash used in operating activities                           (43)            (1)

Cash flow provided by investing activities:
  Proceeds from sale of limited partnership interest                      --          1,008


Cash flow used in financing activities:
  Distributions to limited partners                                     (919)            --

Net (decrease) increase in cash and cash equivalents                    (962)         1,007
Cash and cash equivalents, beginning of period                         1,172            234

Cash and cash equivalents, end of period                              $ 210         $ 1,241

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

In the opinion of the Partnership, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations and changes in cash flows for the three and six month periods ended June 30, 2005 and 2004, respectively.

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

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at June 30, 2005.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net (loss) by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,775 at December 31, 2004 and 7,777 at December 31, 2003.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from this VIE, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2005, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of June 30, 2005, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to a third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000 after reserves of approximately $34,000 for an Illinois partnership tax during the three and six months ended June 30, 2004.

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

As of June 30, 2005, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2005 and 2004 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

                 COMBINED ESTIMATED STATEMENTS OF OPERATIONS

                                       Three Months Ended         Six Months Ended
                                            June 30,                 June 30,
                                       2005        2004         2005         2004
                                         (in thousands)           (in thousands)


Revenues:
   Rental and other income            $ 149        $ 169        $ 328        $ 388
Expenses:
   Depreciation                           47           27           95           54
   Interest                               52           80          104          161
   Operating                             112          103          199          193
   Total expenses                        211          210          398          408

Net loss                              $ (62)       $ (41)       $ (70)       $ (20)

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership's interests in the capital accounts of the respective partnerships. The fee was approximately $2,000 and $21,000 for the six month periods ended June 30, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $2,000 for each of the six month periods ended June 30, 2005 and 2004 and is included in administrative expenses.

NOTE 4 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") continues its formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation have included AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, tax credit transactions, and tender offers for limited partnership interests. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the Corporate General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership's sale of its interest in a Local Limited Partnership. During the six months ended June 30, 2004, the Partnership received approximately $1,008,000 for its limited partnership interest in West Town Housing Partners (see discussion in "Results of Operations"). During the six months ended June 30, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership's sale of its interest in West Town Housing Partners in 2004. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2004.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2005 and 2004, the Partnership received distributions of approximately $24,000 and $45,000, respectively, from Local Limited Partnerships in which it does not have an investment balance which were recognized as income.

As of June 30, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $210,000 and $1,241,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2005, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership's share of the Local Limited Partnership's profits less the Partnership's share of the Local Limited Partnership's losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership's policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in one Local Limited Partnership, West Town Housing Partners, in which it had a positive investment balance of approximately $670,000 for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the three and six months ended June 30, 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $24,000 and $45,000 for the six months ended June 30, 2005 and 2004, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $34,000 and $39,000 for the six months ended June 30, 2005 and 2004, respectively, and approximately $20,000 and $13,000 for the three months ended June 30, 2005 and 2004, respectively. The decrease in legal and accounting fees for the six months ended June 30, 2005 is due primarily to a decrease in legal costs incurred related to routine partnership activity. The increase in legal and accounting fees for the three months ended June 30, 2005 is due to an increase in the costs associated with the annual audit for the Partnership.

Administrative expenses remained relatively constant for both the three and six months ended June 30, 2005 and 2004. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $2,000 for both of the six month periods ended June 30, 2005 and 2004.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $2,000 and $21,000 for the six months ended June 30, 2005 and 2004, respectively. The decrease in management fees for the comparable periods is due to sale of the Partnership's interest in West Town Housing Partners during 2004.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of June 30, 2005. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary. This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of June 30, 2005, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46. The Partnership's maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership's recorded investment in and receivable from this VIE, which was zero at June 30, 2005. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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


                                    Date: August 12, 2005

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

Date:  August 12, 2005
                                    /s/David R. Robertson
                                    David R. Robertson
                                    President and Chief  Executive  Officer of
                                    National Partnership Investments Corp.,
                                    equivalent of the chief executive  officer
                                    of the Partnership

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

Date:  August 12, 2005
                                    /s/Brian H. Shuman
                                    Brian H. Shuman
                                    Senior Vice President and Chief Financial
                                    Officer of National Partnership
                                    Investments Corp., equivalent of the
                                    chief financial officer of the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Brian H. Shuman, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/David R. Robertson
                                    Name:  David R. Robertson
                                    Date:  August 12, 2005


                                           /s/Brian H. Shuman
                                    Name:  Brian H. Shuman
                                    Date:  August 12, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.