Form 10KSB
period 2005-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2006-03-31
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-12438

REAL ESTATE ASSOCIATES LIMITED V

(Name of small business issuer in its charter)

California	95-3768810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29601

Address of principal executive offices)

864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $16,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks; including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant’s financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

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

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II (“NAPIA II”), a limited partnership formed under the California Limited Partnership Act and consisting of Mr. Charles H. Boxenbaum as general partner and two unrelated individuals as limited partners.  The business of REAL V is conducted primarily by NAPICO.

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust(“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.  Prior to March 11, 2002, Casden Properties Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

REAL V holds limited partnership interests in 2 local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2005, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership on April 28, 2004.  Both of these Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

The Partnership has no employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

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

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

During 2005, both of the projects in which REAL V had invested were substantially rented.  The following is a schedule of the status as of December 31, 2005, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2005

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8(B)	2005	2004

Grandview Place Apartments
Missoula, MT	48	(A)	48	97%	97%

Richland Three Rivers
Retirement Apartments
Richland, WA	40	(A)	40	98%	99%

Total	88		88

(A)

The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2005.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview Place Apartments	99%	$ 333	$1,574
Missoula, MT

Richland Three Rivers	99%	280	1,202
Retirement Apartments
Richland, WA

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the projects from market competition.

ITEM 2.

DESCRIPTION OF PROPERTIES

See “Item 1. Description of Business” for the real estate owned by the Partnership through the ownership of limited partnership interests in Local Limited Partnerships.

ITEM 3.

LEGAL PROCEEDINGS

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2005.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2005, the Partnership had 3,887.5 Limited Partnership Units (“Unit”) or 7,775 interests outstanding held by 1,178 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. During the year ended December 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership’s sale of its interest in West Town Housing Partners. No distributions were made during the year ended December 31, 2004.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the year ended December 31, 2004, the Partnership received approximately $1,008,000 for its limited partnership interest in West Town Housing Partners (see discussion in “Results of Operations”). During the year ended December 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership’s sale of its interest in West Town Housing Partners. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2004.

The properties in which the Partnership has invested, through its investments in the Local Limited Partnerships, receive one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnerships’ ability to transfer funds either to the Partnership or among themselves in the form of distributions, loans or advances is generally restricted by these government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2005 and 2004, the Partnership received distributions of approximately $24,000 and $45,000, respectively, from two Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income in the statements of operations included in “Item 7. Financial Statements”.

As of December 31, 2005 and 2004, the Partnership had cash and cash equivalents of approximately $191,000 and $1,172,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2005, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize. On April 28, 2004, the Partnership sold its 99% limited partnership interest in one Local Limited Partnership, West Town Housing Partners, in which it had a positive investment balance of approximately $670,000, for approximately $1,008,000. The Partnership recognized a gain of approximately $304,000, after reserves of approximately $34,000 for an Illinois partnership tax, during the year ended December 31, 2004 as a result of the sale.

Distributions from the Local Limited Partnerships in which the Partnership's investment balance in the Local Limited Partnership has been reduced to zero were approximately $24,000 and $45,000 for the years ended December 31, 2005 and 2004, respectively. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements”, in accordance with the equity method of accounting.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $73,000 and $90,000 for the years ended December 31, 2005 and 2004, respectively. The decrease in legal and accounting fees is due primarily to a decrease in legal costs incurred related to routine partnership activity.

Administrative expenses remained relatively constant for the years ended December 31, 2005 and 2004. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for both of the years ended December 31, 2005 and 2004.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $5,000 and $42,000 for the years ended December 31, 2005 and 2004. The decrease in this fee for the year ended December 31, 2005 is due to the sale of REAL V’s interest in West Town Housing Partners in 2004.

Total revenues for the Local Limited Partnerships were approximately $670,000 and $714,000 for the years ended December 31, 2005 and 2004, respectively.

Total expenses for the Local Limited Partnerships were approximately $687,000 and $880,000 for the years ended December 31, 2005 and 2004, respectively.

Total net loss for the Local Limited Partnerships for 2005 and 2004 totaled approximately $17,000 and $166,000, respectively. The net loss allocated to the Partnership was approximately $17,000 for 2005 and approximately $164,000 for 2004. However, none of this allocated net loss for 2005 and 2004 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2005, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 7. Financial Statements".  The Corporate General Partner

believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Limited Partnerships

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

ITEM 7.

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2005

Statements of Operations – Years ended December 31, 2005 and 2004

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2005 and 2004

Statements of Cash Flows – Years ended December 31, 2005 and 2004

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2005, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Partnership’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 24, 2006

REAL ESTATE ASSOCIATES LIMITED V

BALANCE SHEET

(in thousands)

December 31, 2005

ASSETS

Cash and cash equivalents		$ 191
Investments in Local Limited Partnerships
(Notes 2 and 5)		--

Total assets		$ 191

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 44

Contingencies (Note 6)

Partners’ (deficiency) capital:
General partners	$ (147)
Limited partners	294	147

Total liabilities and partners (deficiency) capital		$ 191

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended
	December 31,
	2005	2004
Revenues:
Interest income	$ 16	$ 11

Operating expenses:
Legal and accounting	73	90
Management fees – general partner (Note 3)	5	42
Administrative (Note 3)	13	15
Total operating expenses	91	147

Loss from partnership operations	(75)	(136)
Gain on sale of Local Limited Partnership interest
(Note 2)	--	304
Distributions in excess of investment
in Local Limited Partnerships (Note 2)	24	45

Net (loss) income	$ (51)	$ 213

Net (loss) income allocated to general partners (1%)	$ (1)	$ 2
Net (loss) income allocated to limited partners (99%)	(50)	211

	$ (51)	$ 213
Net (loss) income per limited partnership
interest (Note 1)	$ (6.43)	$ 27.14

Distribution per limited partnership interest	$118.20	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,775

Partners’ (deficiency) capital at
December 31, 2003	$ (148)	$1,052	$ 904

Net income for the year ended
December 31, 2004	2	211	213

Partners’ (deficiency) capital at
December 31, 2004	(146)	1,263	1,117

Distribution to partners	--	(919)	(919)

Net loss for the year ended
December 31, 2005	(1)	(50)	(51)

Partners’ (deficiency) capital at
December 31, 2005	$ (147)	$ 294	$ 147

(A)

Consists of 7,775 partnership interests at December 31, 2005 and 2004.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$ (51)	$ 213
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Gain on sale of Local Limited Partnership interest	--	(304)
(Decrease) increase in accounts payable and accrued
Expenses	(11)	21
Net cash used in operating activities	(62)	(70)

Cash flows provided by investing activities:
Proceeds from sale of Local Limited Partnership interest	--	1,008

Cash flows used in financing activities:
Distribution to limited partners	(919)	--

Net (decrease) increase in cash and cash equivalents	(981)	938

Cash and cash equivalents, beginning of year	1,172	234

Cash and cash equivalents, end of year	$ 191	$ 1,172

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

On December 3, 2001, Casden Properties Inc., entered into a merger agreement and certain other transaction documents with Apartment Investment and Management Company, a publicly traded real estate investment trust (“AIMCO”) and certain of its subsidiaries, pursuant to which, on March 11, 2002, AIMCO acquired Casden Properties Inc. and its subsidiaries, including 100% of the stock of NAPICO.  Prior to March 11, 2002, Casden Properties, Inc. owned a 95.25% economic interest in NAPICO, with the balance owned by Casden Investment Corporation (“CIC”).  CIC, which is wholly owned by Alan I. Casden, owned 95% of the voting common stock of NAPICO, prior to March 11, 2002.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method.  Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at December 31, 2005.

Net (Loss) Income Per Limited Partnership Interest

Net (loss) income per limited partner interest was computed by dividing the limited partners' share of net (loss) income by the number of limited partnership interests outstanding at the end of the year.  The number of limited partnership interests was 7,775 for the years ended December 31, 2005 and 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances of approximately $191,000 at December 31, 2005 are maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2005 and 2004.

Segment Reporting

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosure about Segments of an Enterprise and Related Information” established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in SFAS No. 131, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximate their fair value.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Interpretation No. 46

As of December 31, 2004, the Partnership adopted FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (or “FIN 46”) and applied its requirements to all Local Limited Partnerships in which the Partnership held a variable interest.  FIN 46 addresses the consolidation by business enterprises of variable interest entities.  Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights.  FIN 46 requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE.

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2005, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2005.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s financial condition or results of operations.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS

As of December 31, 2005, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2005, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

On April 28, 2004, the Partnership sold its 99% limited partner interest in West Town Housing Partners, which owned the property, Bickerdike Apartments, to a third party for approximately $1,008,000. The Partnership recognized a gain on sale of Local Limited Partnership interest of approximately $304,000 after reserves of approximately $34,000 for an Illinois partnership tax during the year ended December 31, 2004.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (continued)

The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. See “Note 1 – Organization and Summary of Significant Accounting Policies” for a description of the impairment policy. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships.  Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of December 31, 2005, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The difference between the investment balance in the accompanying balance sheet at December 31, 2005, and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (continued)

The Partnership’s value of its investment and its equity in losses and distributions from the Local Limited Partnership are, for Richland Three Rivers Retirement Apartments (“Richland”), not material to the overall financial position of the Partnership and are included below on an unaudited basis.  The Partnership’s value of its investment and its equity in losses/income and distributions from the Local Limited Partnership are, for Grandview Place Apartments (“Grandview”), material to the overall financial position of the Partnership and are included below on an audited basis.  The condensed balance sheet of the Local Limited Partnerships as of December 31, 2005 and the results of operations for each of the two years in the period then ended are as follows.

CONDENSED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2005

(in thousands)

Assets:	Grandview	Richland	Total
Land	$ 206	$ --	$ 206
Buildings and improvements, net of
accumulated depreciation of $2,104	926	680	1,606
Other assets	323	1,351	1,674
Total Assets	$ 1,455	$ 2,031	$ 3,486

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 1,574	$ 1,202	$ 2,776
Other liabilities	66	1,083	1,149
	1,640	2,285	3,925
Partner's Deficit:
General partners	(34)	(84)	(118)
Limited partners	(151)	(170)	(321)
	(185)	(254)	(439)
Total Liabilities and Partners' Deficit	$ 1,455	$ 2,031	$ 3,486

CONDENSED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

(in thousands)

	Years Ended December 31,
Revenues:	2005	2005	2005	2004	2004	2004
	Grandview	Richland	Total	Grandview	Richland	Total
Rental income	$ 352	$ 306	$ 658	$ 358	$ 344	$ 702
Other income	8	4	12	5	7	12
Total Revenues	360	310	670	363	351	714
Expenses:
Operating expenses	198	165	363	189	159	348
Financial expenses	98	83	181	112	96	208
Depreciation and amortization	62	47	109	63	128	191
Reversion of residual receipts to
HUD	--	34	34	--	133	133
Total Expenses	358	329	687	364	516	880
Net (loss) income	$ 2	$ (19)	$ (17)	$ (1)	$ (165)	$ (166)

NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS (continued)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is not to renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount.  MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2005 and 2004, and is included in administrative expenses.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2005. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES (continued)

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

A reconciliation follows:

	Years Ended December 31,
	2005	2004
	(in thousands)

Net (loss) income per financial statements	$ (51)	$ 213
Other	(1)	31
Partnership's share of Local Limited
Partnership	(173)	(100)
Disposition of interest in Local Limited
Partnership	--	2,553
(Loss) income per tax return	$ (225)	$ 2,697

(Loss) income per limited partnership interest	$(57.42)	$640.40

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets at December 31, 2005 (in thousands):

Net assets as reported	$ 147
Add (deduct):
Investment in Partnerships	(790)
Offering costs	2,289
Net assets – federal tax basis	$ 1,646

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

		Gross Amount At Which Carried
		At December 31, 2005
		(in thousands)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life-Years
					(in thousands)

Grandview	$1,574	$ 206	$ 2,145	$ 2,351	$ (1,219)	1982-1983	5-30
Richland (a)	1,202	--	1,565	1,565	(885)	1982-1983	5-30
Totals	$2,776	$ 206	$ 3,710	$ 3,916	$(2,104)

Reconciliation of real estate (in thousands)

	Years Ended December 31,
	2005	2005	2005	2004	2004	2004
	Grandview	Unaudited(a)	Total	Grandview	Unaudited(a)	Total
Balance at beginning of year	$ 2,351	$ 1,550	$ 3,901	$ 2,351	$10,335	$12,686
Improvements during the year	--	15	15	--	--	--
Disposals of rental properties	--	--	--	--	(8,785)	(8,785)
Balance at end of year	$ 2,351	$ 1,565	$ 3,916	$ 2,351	$ 1,550	$ 3,901

Reconciliation of accumulated depreciation (in thousands)

	Years Ended December 31,
	2005	2005	2005	2004	2004	2004
	Grandview	Unaudited(a)	Total	Grandview	Unaudited)(a)	Total
Balance at beginning of year	$ 1,157	$ 844	$ 2,001	$ 1,094	$ 5,323	$ 6,417
Depreciation expense for the
year	62	41	103	63	128	191
Disposals of rental properties	--	--	--	--	(4,607)	(4,607)
Balance at end of year	$ 1,219	$ 885	$ 2,104	$ 1,157	$ 844	$ 2,001

(a)

All amounts for Richland are unaudited, see Note 2.

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

NOTE 6 – CONTINGENCIES (continued)

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

NOTE 7 - ABANDONMENT OF LIMITED PARTNERSHIP INTERESTS

During 2004 the number of limited partnership interests decreased by 2 interests due to limited partners abandoning their interests. In abandoning his or her Limited Partnership Interest(s), a limited partner relinquishes all rights, title, and interest in the partnership as of the date of abandonment. However, the limited partner is allocated his or her share of net income or loss for that year. The income or loss per limited partnership interest in the accompanying statements of operations is calculated based on the number of interests outstanding at the end of the year. There were no interests abandoned during 2005.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a.

CONTROLS AND PROCEDURES

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8b.

OTHER INFORMATION

On March 6, 2006, Brian H. Shuman, 43, elected to step down as Chief Financial Officer of the Partnership’s Corporate General Partner, effective immediately.  On March 6, 2006, Kathleen Danilchick assumed the role of Chief Financial Officer of the Partnership’s Corporate General Partner.   Ms. Danilchick has previously served as Vice President, Capital Markets of an affiliate of the Partnership’s Corporate General Partner since December 2005.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited V (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp a California Corporation (“NAPICO” or the “Corporate General Partner”).

The names and ages of, as well as the positions and offices held by, the present directors and officers of NAPICO are set forth below:  The Corporate General Partner manages and controls substantially all of the Partnership’s affairs and has general responsibility and ultimate authority in all matters affecting its business. There are no family relationships between or among any directors or officers.

Harry G. Alcock	43	Executive Vice President and Director
David R. Robertson	40	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	40	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	36	Senior Vice President and Chief
		Financial Officer

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for property operations, asset management and transaction activities within AIMCO Capital’s portfolio of affordable properties, and for redevelopment and construction activities for both the conventional and affordable property portfolios.  Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

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

Kathleen Danilchick has been Senior Vice President and Chief Financial Officer of the Corporate General Partner since March 2006 and joined AIMCO in December 2005 as a Vice President in Capital Markets.  Ms. Danilchick is responsible for the financial affairs of NAPICO as well as the limited partnerships sponsored by it.  From January 2003 through October 2005 Ms. Danilchick was a Vice President at The Lionstone Group, a real estate investment firm, where she was responsible for the supervision and management of all aspects of the national office investment program.   Prior to joining The Lionstone Group, Ms. Danilchick was a Vice President for the Morgan Stanley Real Estate Funds in London, England.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Kathleen Danilchick meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2005.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 and $42,000 for the years ended December 31, 2005 and 2004, respectively.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for each of the years ended December 31, 2005 and 2004, and is included in administrative expenses on the statements of operations included in “Item 7. Financial Statements”.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2005. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $49,000 for both 2005 and 2004. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

By: /s/Kathleen Danilchick
Kathleen Danilchick
Senior Vice President and Chief
Financial Officer

Date: March 31, 2006

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 31, 2006
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: March 31, 2006
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: March 31, 2006
Kathleen Danilchick	Chief Financial Officer

REAL ESTATE ASSOCIATES LIMITED V

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

  10.1

Assignment and Assumption Agreement between Real Estate Associates Limited V (REAL V) and Florsheim Building Investment Trust, dated January 1, 2004 for the sale of REAL V's interest in West Town Housing Partners (incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004).

  31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  March 31, 2006

/s/David R. Robertson

David R. Robertson

President and Chief Executive Officer of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Kathleen Danilchick, certify that:

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

Date:  March 31, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited V (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: March 31, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: March 31, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.