Form 10QSB
period 2006-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2006-05-05
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(864) 239-1000

(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No _X__

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheet

(Unaudited)

(in thousands)

March 31, 2006

ASSETS
Cash and cash equivalents		$ 147
Investments in and advances to Local Limited
Partnerships (Note 2)		--

Total assets		$ 147

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 16

Contingencies (Note 4)

Partners' (deficiency) capital
General Partners	$ (147)
Limited Partners	278	131

Total liabilities and partners' (deficiency) capital		$ 147

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Interest income	$ 2	$ 6

Operating expenses:
Legal and accounting	14	14
Management fees - general partner (Note 3)	1	1
Administrative (Note 3)	3	3
Total operating expenses	18	18

Net loss	$ (16)	$ (12)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(16)	(12)
	$ (16)	$ (12)

Net loss per limited partnership interest (Note 1)	$(2.06)	$(1.54)

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2005	$ (147)	$ 294	$ 147

Net loss for the three months
ended March 31, 2006	--	(16)	(16)

Partners' (deficiency) capital
at March 31, 2006	$ (147)	$ 278	$ 131

(A)

Consists of 7,775 partnership interests at March 31, 2006 and December 31, 2005.

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (16)	$ (12)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in accounts payable and accrued expenses	(28)	(10)
Net cash used in operating activities	(44)	(22)

Net decrease in cash and cash equivalents	(44)	(22)
Cash and cash equivalents, beginning of period	191	1,172

Cash and cash equivalents, end of period	$ 147	$1,150

REAL ESTATE ASSOCIATES LIMITED V
Notes To Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2005 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations and changes in cash flows for the three months ended March 31, 2006 and 2005, respectively.

The general partners share a one percent interest in profits and losses of the Partnership. The limited partners share the remaining 99 percent interest which is allocated in proportion to their respective investments.  The general partners of the Partnership are National Partnership Investments Corp. (“NAPICO” or the “Corporate General Partner”) and National Partnership Investment Associates II.  The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at December 31st of the prior year. The number of limited partnership interests was 7,775 at December 31, 2005 and 2004.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of March 31, 2006, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2006, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of March 31, 2006, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of March 31, 2006, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2006 and 2005 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005

Revenues:
Rental income	$ 164	$ 176
Other income	3	3
Total Revenues	167	179
Expenses
Depreciation	27	48
Financial expenses	45	52
Operating expenses	91	87
Total Expenses	163	187
Net income (loss)	$ 4	$ (8)

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms. In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may not be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured.  In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program.  Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $1,000 for each of the three month periods ended March 31, 2006 and 2005.

The Partnership reimburses NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $1,000 for the three month period ended March 31, 2005 and is included in administrative expenses.  There were no such reimbursements for the three month period ended March 31, 2006.

NOTE 4 – CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2006 and 2005.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. There were no distributions received during the three months ended March 31, 2006 and 2005.

As of March 31, 2006 and 2005, the Partnership has cash and cash equivalents of approximately $147,000 and $1,150,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2006, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

There were no distributions received during the three months ended March 31, 2006 and 2005.

The current policy of the United States Department of Housing and Urban Development (“HUD”) is to not renew the Housing Assistance Payment (“HAP”) Contracts on a long term basis on the existing terms.  In connection with renewals of the HAP Contracts under current law and policy, the amount of rental assistance payments under renewed HAP Contracts will be based on market rentals instead of above market rentals, which may be the case under existing HAP Contracts.  The payments under the renewed HAP Contracts may not be in an amount that would provide sufficient cash flow to permit owners of properties subject to HAP Contracts to meet the debt service requirements of existing loans insured by the Federal Housing Administration of HUD (“FHA”) unless such mortgage loans are restructured. In order to address the reduction in payments under HAP Contracts as a result of current policy, the Multi-family  Assisted Housing Reform and Affordability Act of 1997 (“MAHRAA”) provides for the restructuring of mortgage loans insured by the FHA with respect to properties subject to the Section 8 program. Under MAHRAA, an FHA-insured mortgage loan can be restructured into a first mortgage loan which will be amortized on a current basis and a low interest second mortgage loan payable to FHA which will only be payable on maturity of the first mortgage loan.  This restructuring results in a reduction in annual debt service payable by the owner of the FHA-insured mortgage loan and is expected to result in an insurance payment from FHA to the holder of the FHA-insured loan due to the reduction in the principal amount. MAHRAA also phases out project-based subsidies on selected properties serving families not located in rental markets with limited supply, converting such subsidies to a tenant-based subsidy.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees remained relatively constant for the three months ended March 31, 2006 and 2005.

Administrative expenses remained relatively constant for the three months ended March 31, 2006 and 2005. Included in administrative expenses are reimbursements to NAPICO for certain expenses, which totaled approximately $1,000 for the three month period ended March 31, 2005. There were no such reimbursements charged for the three month period ended March 31, 2006.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $1,000 for both of the three month periods ended March 31, 2006 and 2005.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of March 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This one VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of March 31, 2006, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Date: May 5, 2006

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

Date:  May 5, 2006

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

Date:  May 5, 2006

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 5, 2006

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 5, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.