Form 10KSB
period 2006-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2007-04-03
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $8,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2006.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

REAL V holds limited partnership interests in 2 local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2006, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership in April 2004. Both of these Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

During 2006, both of the projects in which REAL V had invested were substantially rented.  The following is a schedule of the status as of December 31, 2006, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2006

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8(B)	2006	2005

Grandview Place Apartments
Missoula, MT	48	(A)	48	95%	97%

Richland Three Rivers
Retirement Apartments
Richland, WA	40	(A)	40	99%	98%

Total	88		88

(A)

The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2006.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview Place Apartments	99%	$ 333	$1,547
Missoula, MT

Richland Three Rivers	99%	280	1,167
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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2006.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2006, the Partnership had 3,887.5 Limited Partnership Units (“Unit”) or 7,775 interests outstanding held by 1,178 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. During the year ended December 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership’s sale of its interest in West Town Housing Partners. No distributions were made during the year ended December 31, 2006.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the year ended December 31, 2005, the Partnership distributed approximately $919,000 to its limited partners from the proceeds received related to the Partnership’s sale of its interest in West Town Housing Partners in 2004. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2006.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2006 and 2005, the Partnership received distributions of approximately $18,000 and $24,000, respectively, from two Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income in the statements of operations included in “Item 7. Financial Statements”.

As of December 31, 2006 and 2005, the Partnership had cash and cash equivalents of approximately $143,000 and $191,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2006, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $18,000 and $24,000 for the years ended December 31, 2006 and 2005, respectively. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements”, in accordance with the equity method of accounting.

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

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $5,000 for both years ended December 31, 2006 and 2005.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $43,000 and $73,000 for the years ended December 31, 2006 and 2005, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the cost associated with the annual audit for the Partnership and a decrease in legal costs incurred related to routine partnership activity.

Administrative expenses decreased due to a decrease in the reimbursements to NAPICO for certain expenses, which totaled approximately $5,000 for the year ended December 31, 2005. There were no such reimbursements charged for the year ended December 31, 2006.

Total revenues for the Local Limited Partnerships were approximately $683,000 and $670,000 for the years ended December 31, 2006 and 2005, respectively.

Total expenses for the Local Limited Partnerships were approximately $673,000 and $687,000 for the years ended December 31, 2006 and 2005, respectively.

Total net income for the Local Limited Partnerships for 2006 totaled approximately $10,000 compared to a total net loss of approximately $17,000 for 2005. The net income allocated to the Partnership was approximately $10,000 for 2006 and the net loss allocated to the Partnership was approximately $17,000 for 2005. However, none of the net income for 2006 or the net loss for 2005 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 7. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 7. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.”

Other

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2006, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 7.

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2006

Statements of Operations – Years ended December 31, 2006 and 2005

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2006 and 2005

Statements of Cash Flows – Years ended December 31, 2006 and 2005

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2006, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 30, 2007

REAL ESTATE ASSOCIATES LIMITED V

BALANCE SHEET

(in thousands)

December 31, 2006

ASSETS

Cash and cash equivalents		$ 143
Investments in Local Limited Partnerships
(Notes 2 and 5)		--

Total assets		$ 143

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 26

Contingencies (Note 6)

Partners’ (deficiency) capital:
General partners	$ (147)
Limited partners	264	117

Total liabilities and partners’ (deficiency) capital		$ 143

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended
	December 31,
	2006	2005
Revenues:
Interest income	$ 8	$ 16

Operating expenses:
Legal and accounting	43	73
Management fees – corporate general partner (Note 3)	5	5
Administrative (Note 3)	8	13
Total operating expenses	56	91

Loss from partnership operations	(48)	(75)
Distributions in excess of investment
in Local Limited Partnerships (Note 2)	18	24

Net loss	$ (30)	$ (51)

Net loss allocated to general partners (1%)	$ --	$ (1)
Net loss allocated to limited partners (99%)	(30)	(50)

	$ (30)	$ (51)
Net loss per limited partnership interest (Note 1)	$ (3.86)	$ (6.43)

Distribution per limited partnership interest	$ --	$118.20

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,775

Partners’ (deficiency) capital at
December 31, 2004	$ (146)	$1,263	$1,117

Distribution to partners	--	(919)	(919)

Net loss for the year ended
December 31, 2005	(1)	(50)	(51)

Partners’ (deficiency) capital at
December 31, 2005	(147)	294	147

Net loss for the year ended
December 31, 2006	--	(30)	(30)

Partners’ (deficiency) capital at
December 31, 2006	$ (147)	$ 264	$ 117

(A)

Consists of 7,775 partnership interests at December 31, 2006 and 2005.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005
Cash flows from operating activities:
Net loss	$ (30)	$ (51)
Adjustments to reconcile net loss to net cash
used in operating activities:
Decrease in accounts payable and accrued expenses	(18)	(11)
Net cash used in operating activities	(48)	(62)

Cash flows used in financing activities:
Distribution to limited partners	--	(919)

Net decrease in cash and cash equivalents	(48)	(981)

Cash and cash equivalents, beginning of year	191	1,172

Cash and cash equivalents, end of year	$ 143	$ 191

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Method of Accounting for Investments in Local Limited Partnerships

The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at December 31, 2006.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the end of the year.  The number of limited partnership interests was 7,775 for the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2006 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2006 and 2005.

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

Upon adoption of FIN 46, the Partnership determined it held variable interests in one VIE for which the Partnership was not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2006, the Partnership continued to hold variable interests in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2006.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership has not yet determined whether it will elect the fair value option for any of its financial instruments.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of December 31, 2006, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2006, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

As of December 31, 2006, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The difference between the investment balance in the accompanying balance sheet at December 31, 2006, and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships, costs capitalized to the investment account, cumulative distributions recognized as income and recognition of impairment losses.

Although the Partnership’s recorded value of its investments and its equity in losses/income and distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2006 and the unaudited combined results of operations for each of the two years in the period then ended are as follows:

CONDENSED COMBINED BALANCE SHEET

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2006

(in thousands-unaudited)

Assets:	Total
Land	$ 206
Buildings and improvements, net of
accumulated depreciation of $2,208	1,527
Other assets	1,429
Total Assets	$ 3,162

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 2,714
Other liabilities	901
3,615
Partner's Deficit:
General partners	(122)
Limited partners	(331)
(453)
Total Liabilities and Partners' Deficit	$ 3,162

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

(in thousands-unaudited)

	Years Ended December 31,
Revenues:	2006	2005
	Total	Total
Rental income	$ 669	$ 658
Other income	14	12
Total Revenues	683	670
Expenses:
Operating expenses	384	363
Financial expenses	178	181
Depreciation and amortization	111	109
Reversion of residual receipts to HUD	--	34
Total Expenses	673	687
Net income (loss)	$ 10	$ (17)

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for the years ended December 31, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for the year ended December 31, 2005, and is included in administrative expenses. There were no such reimbursements for the year ended December 31, 2006.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2006. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2006	2005
	(in thousands)

Net loss per financial statements	$ (30)	$ (51)
Other	1	(1)
Partnership's share of Local Limited
Partnership	(160)	(173)
Loss per tax return	$ (189)	$ (225)

Loss per limited partnership interest	$(48.20)	$(57.42)

The following is a reconciliation between the Partnership’s reported amounts and the federal tax basis of net assets at December 31, 2006 (in thousands):

Net assets as reported	$ 117
Add (deduct):
Investment in Partnerships	(949)
Offering costs	2,289
Net assets – federal tax basis	$ 1,457

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

		Gross Amount At Which Carried
		At December 31, 2006
		(in thousands-unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life-Years

Grandview	$1,547	$ 206	$ 2,145	$ 2,351	$ (1,279)	1982-1983	5-30
Richland	1,167	--	1,590	1,590	(929)	1982-1983	5-30
Totals	$2,714	$ 206	$ 3,735	$ 3,941	$(2,208)

Reconciliation of real estate (in thousands-unaudited)

	Years Ended December 31,
	2006	2005
	Total	Total
Balance at beginning of year	$ 3,916	$ 3,901
Improvements during the year	25	15
Balance at end of year	$ 3,941	$ 3,916

Reconciliation of accumulated depreciation (in thousands-unaudited)

	Years Ended December 31,
	2006	2005
	Total	Total
Balance at beginning of year	$ 2,104	$ 2,001
Depreciation expense for the year	104	103
Balance at end of year	$ 2,208	$ 2,104

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

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Harry G. Alcock	44	Executive Vice President and Director
David R. Robertson	41	President, Chief Executive Officer
		and Director
Jeffrey H. Sussman	41	Senior Vice President, General
		Counsel and Secretary
Kathleen Danilchick	37	Senior Vice President and Chief
		Financial Officer
Lance J. Graber	45	Executive Vice President

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

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco Capital’s portfolio of affordable properties in the eastern portion of the country.  Prior to this time, Mr. Graber was a Director at Credit Suisse First Boston from 1994 to May 1999.

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

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2006.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2006.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the original invested assets of the limited partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for both years ended December 31, 2006 and 2005.

The Partnership reimbursed NAPICO for certain expenses. The reimbursement paid to NAPICO was approximately $5,000 for the year ended December 31, 2005, and is included in administrative expenses on the statements of operations included in “Item 7. Financial Statements”. There were no reimbursements for the year ended December 31, 2006.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2006. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2007.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2006 and 2005 are described below.

Audit Fees.  Fees for audit services totaled approximately $31,000 for 2006 and $49,000 for 2005. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 and $7,000 for 2006 and 2005, respectively.

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

Date: April 2, 2007

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: April 2, 2007
Harry G. Alcock	Vice President

/s/David R. Robertson	Director, President and Chief	Date: April 2, 2007
David R. Robertson	Executive Officer

/s/Kathleen Danilchick	Senior Vice President and	Date: April 2, 2007
Kathleen Danilchick	Chief Financial Officer

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

Date:  April 2, 2007

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

Date:  April 2, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Real Estate Associates Limited V (the "Partnership"), for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: April 2, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: April 2, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.