Form 10QSB
period 2007-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2007-05-09
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheet

(Unaudited)

(in thousands)

March 31, 2007

ASSETS
Cash and cash equivalents		$ 123
Investments in Local Limited Partnerships (Note 2)		--

Total assets		$ 123

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 18

Contingencies (Note 4)

Partners' (deficiency) capital
General Partners	$ (147)
Limited Partners	252	105

Total liabilities and partners' (deficiency) capital		$ 123

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Interest income	$ 2	$ 2

Operating expenses:
Legal and accounting	10	14
Management fees – corporate general partner (Note 3)	1	1
Administrative	3	3
Total operating expenses	14	18

Net loss	$ (12)	$ (16)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(12)	(16)
	$ (12)	$ (16)

Net loss per limited partnership interest (Note 1)	$(1.54)	$(2.06)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2006	$ (147)	$ 264	$ 117

Net loss for the three months
ended March 31, 2007	--	(12)	(12)

Partners' (deficiency) capital
at March 31, 2007	$ (147)	$ 252	$ 105

(A)

Consists of 7,775 partnership interests at March 31, 2007 and December 31, 2006.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (12)	$ (16)
Adjustments to reconcile net loss to net cash used in
operating activities:
Decrease in accounts payable and accrued expenses	(8)	(28)
Net cash used in operating activities	(20)	(44)

Net decrease in cash and cash equivalents	(20)	(44)
Cash and cash equivalents, beginning of period	143	191

Cash and cash equivalents, end of period	$ 123	$ 147

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V
Notes To Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2006 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007, and the results of operations and changes in cash flows for the three months ended March 31, 2007 and 2006, respectively.

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

Method of Accounting for Investments in Limited Partnerships

The investments in limited partnerships (the “Local Limited Partnerships”) are accounted for on the equity method.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest is computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at December 31 of the prior year. The number of limited partnership interests was 7,775 at December 31, 2006 and 2005.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not anticipate that the adoption of SFAS No. 157 will have a material effect on the Partnership’s financial statements.

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

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2007, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of March 31, 2007, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of March 31, 2007, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three months ended March 31, 2007 and 2006 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

UNAUDITED COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Rental income	$ 167	$ 164
Other income	3	3
Total Revenues	170	167
Expenses

Depreciation and amortization	28	27
Financial expenses	44	45
Operating expenses	96	91
Total Expenses	168	163
Net income	$ 2	$ 4

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $1,000 for each of the three month periods ended March 31, 2007 and 2006.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2007 and 2006.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. There were no distributions received during the three months ended March 31, 2007 and 2006.

As of March 31, 2007 and 2006, the Partnership has cash and cash equivalents of approximately $123,000 and $147,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At March 31, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

There were no distributions received during the three months ended March 31, 2007 and 2006.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $10,000 and $14,000 for the three months ended March 31, 2007 and 2006, respectively. The decrease in legal and accounting fees is due to a decrease in the cost associated with the annual audit for the Partnership.  Administrative expenses remained constant for the comparable period.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $1,000 for both of the three month periods ended March 31, 2007 and 2006.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of March 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 9, 2007	By: /s/David R. Robertson
David R. Robertson
President and Chief Executive Officer

Date: May 9, 2007	By: /s/Kathleen Danilchick
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

Date:  May 9, 2007

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

Date:  May 9, 2007

/s/Kathleen Danilchick

Kathleen Danilchick

Senior Vice President and Chief Financial Officer of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), David R. Robertson, as the equivalent of the Chief Executive Officer of the Partnership, and Kathleen Danilchick, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/David R. Robertson
Name: David R. Robertson
Date: May 9, 2007

/s/Kathleen Danilchick
Name: Kathleen Danilchick
Date: May 9, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.