Form 10QSB
period 2007-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2007-08-14
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheet

(Unaudited)

(in thousands)

June 30, 2007

ASSETS
Cash and cash equivalents		$ 127
Investments in and advances to Local Limited
Partnerships (Note 2)		--

Total assets		$ 127

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 12

Contingencies (Note 4)

Partners' (deficiency) capital
General Partners	$ (147)
Limited Partners	262	115

Total liabilities and partners' (deficiency) capital		$ 127

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Interest income	$ 1	$ 2	$ 3	$ 4

Operating expenses:
Legal and accounting	9	17	19	31
Management fees – general partner
(Note 3)	1	1	2	2
Administrative	1	3	4	6
Total operating expenses	11	21	25	39

Loss from partnership operations	(10)	(19)	(22)	(35)
Distributions in excess of investment
in and advances to Local Limited
Partnerships (Note 2)	20	8	20	8
Net income (loss)	$ 10	$ (11)	$ (2)	$ (27)

Net income (loss) allocated to
general partners (1%)	$ --	$ --	$ --	$ --
Net income (loss) allocated to
limited partners (99%)	10	(11)	(2)	(27)

	$ 10	$ (11)	$ (2)	$ (27)
Net income (loss) per limited partnership
interest (Note 1)	$ 1.28	$(1.41)	$(0.26)	$(3.47)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2006	$ (147)	$ 264	$ 117

Net loss for the six months
ended June 30, 2007	--	(2)	(2)

Partners' (deficiency) capital
at June 30, 2007	$ (147)	$ 262	$ 115

(A)

Consists of 7,775 partnership interests at June 30, 2007 and December 31, 2006.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (2)	$ (27)
Adjustments to reconcile net loss to net cash used
in operating activities:
Decrease in accounts payable and accrued expenses	(14)	(21)
Net cash used in operating activities	(16)	(48)

Net decrease in cash and cash equivalents	(16)	(48)
Cash and cash equivalents, beginning of period	143	191

Cash and cash equivalents, end of period	$ 127	$ 143

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007, and the results of operations and changes in cash flows for the six months ended June 30, 2007 and 2006, respectively.

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

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest is computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at December 31 of the prior year. The number of limited partnership interests was 7,775 at December 31, 2006 and 2005.

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

At June 30, 2007, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  SOP 07-1 applies to reporting periods beginning on or after December 15, 2007, but earlier adoption is encouraged. The Partnership is currently evaluating the impact, if any, that adoption of SOP 07-1 may have on its financial statements in the period of adoption.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2007, the Partnership holds limited partnership interests in two limited partnerships. The Local Limited Partnerships owned, as of June 30, 2007, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of June 30, 2007, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited combined estimated statements of operations for the three and six months ended June 30, 2007 and 2006 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

UNAUDITED COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Rental and other income	$ 163	$ 180	$ 333	$ 347
Expenses
Depreciation and amortization	28	28	56	55
Financial expenses	45	46	89	91
Operating expenses	119	87	215	178
Total Expenses	192	161	360	324
Net (loss) income	$ (29)	$ 19	$ (27)	$ 23

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $2,000 for each of the six month periods ended June 30, 2007 and 2006.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2007 and 2006.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2007 and 2006, the Partnership received distributions of approximately $20,000 and $8,000, respectively, from Local Limited Partnerships in which it does not have an investment balance. These amounts were recognized as income.

As of June 30, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $127,000 and $143,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $20,000 and $8,000 for the six months ended June 30, 2007 and 2006, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $19,000 and $31,000 for the six months ended June 30, 2007 and 2006, respectively, and approximately $9,000 and $17,000 for the three months ended June 30, 2007 and 2006, respectively. The decrease in legal and accounting fees for the three and six months ended June 30, 2007 is due primarily to a decrease in costs associated with the annual audit for the partnership. Administrative expenses remained relatively constant for both the three and six month periods ended June 30, 2007 and 2006.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $2,000 for both of the six month periods ended June 30, 2007 and 2006.

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

Other

AIMCO and its affiliates owned 876.60 limited partnership units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of June 30, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At June 30, 2007, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2007	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 13, 2007	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

REAL ESTATE ASSOCIATES LIMITED
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

I, Martha L. Long, certify that:

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

Date:  August 13, 2007

/s/Martha L. Long

Martha L. Long

Senior Vice President of National Partnership Investments Corp., equivalent of the chief executive officer of the Partnership

Exhibit 31.2

CERTIFICATION

I, Stephen B, Waters, certify that:

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

Date:  August 13, 2007

/s/Stephen B. Waters

Stephen B. Waters

Vice President of National Partnership Investments Corp., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Real Estate Associates Limited V (the "Partnership"), for the quarterly period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the Chief Executive Officer of the Partnership, and Stephen B. Waters, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: August 13, 2007

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: August 13, 2007

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.