Form 10KSB
period 2007-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2008-03-31
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period  _________to _________

Commission file number 0-12438

REAL ESTATE ASSOCIATES LIMITED V

(Name of small business issuer in its charter)

California	95-3768810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina  29602

Address of principal executive offices)

864) 239-1000

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Limited Partnership Interests

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.   $7,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2007.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance, and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and, in addition, will be affected by a variety of risks and factors that are beyond the Partnership’s control including, without limitation: national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; financing risks, including the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the limited partnerships in which the Partnership has invested in.  Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL V holds limited partnership interests in 2 local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2007, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership in April 2004. Both of these Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Laws benefiting disabled persons may result in the Partnership’s incurrence of unanticipated expenses.  Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnership’s properties, or restrict renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnership’s properties are substantially in compliance with present requirements, the Local Limited Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

During 2007, both of the projects in which REAL V had invested were substantially rented.  The following is a schedule of the status as of December 31, 2007, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2007

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units	Under	Section 8(B)	2007	2006

Grandview Place Apartments
Missoula, MT	48	(A)	48	90%	95%

Richland Three Rivers
Retirement Apartments
Richland, WA	40	(A)	40	99%	99%

Total	88		88

(A)

The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)

Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2007.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview Place Apartments	99%	$ 333	$1,492
Missoula, MT

Richland Three Rivers	99%	280	1,131
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

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR THE REGISTRANT'S PARTNERSHIP INTERESTS AND RELATED PARTNERSHIP MATTERS

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2007, the Partnership had 3,887.5 Limited Partnership Units (“Unit”) or 7,775 interests outstanding held by 1,179 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2007 or 2006.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2007 or 2006.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2007 and 2006, the Partnership received distributions of approximately $20,000 and $18,000, respectively, from two Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income in the statements of operations included in “Item 7. Financial Statements”.

As of December 31, 2007 and 2006, the Partnership had cash and cash equivalents of approximately $110,000 and $143,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2007, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $20,000 and $18,000 for the years ended December 31, 2007 and 2006, respectively. These amounts were recognized as income on the statements of operations included in “Item 7. Financial Statements”, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $33,000 and 43,000 for the years ended December 31, 2007 and 2006, respectively. The decrease in legal and accounting fees is due primarily to a decrease in the cost associated with the annual audit for the Partnership and a decrease in legal costs incurred during 2006 related to routine partnership activity. Administrative expenses remained relatively constant for the years ended December 31, 2007 and 2006.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs.  The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership.  Management fees were approximately $5,000 for both of the years ended December 31, 2007 and 2006.

Total revenues for the Local Limited Partnerships were approximately $731,000 and $683,000 for the years ended December 31, 2007 and 2006, respectively.

Total expenses for the Local Limited Partnerships were approximately $735,000 and $673,000 for the years ended December 31, 2007 and 2006, respectively.

Total net loss for the Local Limited Partnerships for 2007 totaled approximately $4,000, compared to total net income of approximately $10,000 for 2006. The net loss allocated to the Partnership was approximately $4,000 for 2007 and the net income allocated to the Partnership was approximately $10,000 for 2006. However, none of the net loss for 2007 or net income for 2006 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Other

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2007, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 7.

FINANCIAL STATEMENTS

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet - December 31, 2007

Statements of Operations – Years ended December 31, 2007 and 2006

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2007 and 2006

Statements of Cash Flows – Years ended December 31, 2007 and 2006

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheet of Real Estate Associates Limited V as of December 31, 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2008

REAL ESTATE ASSOCIATES LIMITED V

BALANCE SHEET

(in thousands)

December 31, 2007

ASSETS

Cash and cash equivalents		$ 110
Investments in and advances to Local Limited
Partnerships (Notes 2)		--
Receivables – limited partners		2

Total assets		$ 112

LIABILITIES AND PARTNERS’ (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses		$ 16

Contingencies (Note 6)

Partners’ (deficiency) capital:
General Partners	$ (147)
Limited Partners	243	96

Total liabilities and partners’ (deficiency) capital		$ 112

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF OPERATIONS

(in thousands, except per interest data)

	Years Ended
	December 31,
	2007	2006
Revenue:
Interest income	$ 7	$ 8

Operating expenses:
Legal and accounting	33	43
Management fees – corporate general partner (Note 3)	5	5
Administrative	10	8
Total operating expenses	48	56

Loss from partnership operations	(41)	(48)
Distributions in excess of investment in and
advances to Local Limited Partnerships (Note 2)	20	18

Net loss	$ (21)	$ (30)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(21)	(30)

	$ (21)	$ (30)

Net loss per limited partnership interest (Note 1)	$ (2.70)	$ (3.86)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,775

Partners’ (deficiency) capital at
December 31, 2005	$ (147)	$ 294	$ 147

Net loss for the year ended
December 31, 2006	--	(30)	(30)

Partners’ (deficiency) capital at
December 31, 2006	(147)	264	117

Net loss for the year ended
December 31, 2007	--	(21)	(21)

Partners’ (deficiency) capital at
December 31, 2007	$ (147)	$ 243	$ 96

(A)

Consists of 7,775 partnership interests at December 31, 2007 and 2006.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$ (21)	$ (30)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Receivables – limited partners	(2)	--
Decrease in accounts payable and accrued expenses	(10)	(18)
Net cash used in operating activities	(33)	(48)

Net decrease in cash and cash equivalents	(33)	(48)

Cash and cash equivalents, beginning of the year	143	191

Cash and cash equivalents, end of the year	$ 110	$ 143

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Method of Accounting for Investments in and Advances to Local Limited Partnerships

The investments in local limited partnerships are accounted for on the equity method. Acquisition, selection and other costs related to the acquisition of the projects have been capitalized as part of the investment account and were being amortized by the straight line method over the estimated lives of the underlying assets, which is generally 30 years. All such costs have been amortized or written off at December 31, 2007.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the end of the year.  The number of limited partnership interests was 7,775 for the years ended December 31, 2007 and 2006.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investment in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2007 and 2006.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2007, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership is in the process of implementing SFAS No. 157; however, it has not completed its evaluation and thus has not yet determined the effect that SFAS No. 157 will have on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS No. 159 on January 1, 2008, and at that time did not elect the fair value option for any of its financial instruments or other items within the scope of SFAS No. 159.

In June 2007, the American Institute of Certified Public Accountants (“the AICPA”) issued Statement of Position No. 07-1, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies” ("SOP 07-1").  SOP 07-1 provides guidance for determining whether the accounting principles of the AICPA Audit and Accounting Guide “Investment Companies” are required to be applied to an entity by clarifying the definition of an investment company and, whether investment company accounting should be retained by a parent company upon consolidation of an investment company subsidiary, or by an investor in the application of the equity method of accounting to an investment company investee.  In February 2008, the FASB issued FASB Staff Position SOP 07-1-1 that indefinitely defers the effective date of SOP 07-1.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2007, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2007, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of December 31, 2007, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The difference between the investment balance in the accompanying balance sheet at December 31, 2007, and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheet of the aforementioned Local Limited Partnerships as of December 31, 2007 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2007 and 2006 are as follows:

CONDENSED COMBINED BALANCE SHEET

OF THE LOCAL LIMITED PARTNERSHIPS

December 31, 2007

(in thousands-unaudited)

Assets:	Total
Land	$ 206
Buildings and improvements, net of accumulated
depreciation of $2,310	1,425
Other assets	1,163
Total Assets	$ 2,794

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 2,623
Other liabilities	647
3,270
Partner's Deficit:
General partners	(114)
Limited partners	(362)
(476)
Total Liabilities and Partners' Deficit	$ 2,794

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

(in thousands-unaudited)

	Years Ended December 31,
Revenues:	2007	2006
	Total	Total
Rental income	$ 674	$ 669
Other income	57	14
Total Revenues	731	683
Expenses:
Operating expenses	455	384
Financial expenses	171	178
Depreciation and amortization	109	111
Total Expenses	735	673
Net (loss) income	$ (4)	$ 10

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for the years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2007. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2007	2006
	(in thousands)

Net loss per financial statements	$ (21)	$ (30)
Other	--	1
Partnership's share of Local Limited
Partnership	(158)	(160)
Loss per tax return	$ (179)	$ (189)

Loss per limited partnership interest	$(45.68)	$(48.20)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets at December 31, 2007 (in thousands):

Net assets as reported	$ 96
Add (deduct):
Investment in Local Limited Partnerships	(1,108)
Offering costs	2,290
Net assets – federal tax basis	$ 1,278

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

		Gross Amount At Which Carried
		At December 31, 2007
		(in thousands-unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life-Years

Grandview	$1,492	$ 206	$ 2,145	$ 2,351	$ (1,337)	1982-1983	5-30
Richland	1,131	--	1,590	1,590	(973)	1982-1983	5-30
Totals	$2,623	$ 206	$ 3,735	$ 3,941	$(2,310)

Reconciliation of real estate (in thousands-unaudited)

	Years Ended December 31,
	2007	2006
	Total	Total
Balance at beginning of year	$ 3,941	$ 3,916
Improvements during the year	--	25
Balance at end of year	$ 3,941	$ 3,941

Reconciliation of accumulated depreciation (in thousands-unaudited)

	Years Ended December 31,
	2007	2006
	Total	Total
Balance at beginning of year	$ 2,208	$ 2,104
Depreciation expense for the year	102	104
Balance at end of year	$ 2,310	$ 2,208

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

(a)

Disclosure Controls and Procedures

The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers of the Corporate General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, and effected by the Partnership’s management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Partnership’s management; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2007, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)

Changes in Internal Control Over Financial Reporting

There have been no significant changes in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 8B.

Other Information

None.

PART III

ITEM 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Real Estate Associates Limited V (the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp, a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position
David R. Robertson	42	President, Chief Executive Officer and Director
Harry G. Alcock	45	Executive Vice President and Director
Lance J. Graber	46	Executive Vice President
Lisa R. Cohn	39	Executive Vice President, General Counsel and
		Secretary
Patti K. Fielding	44	Executive Vice President, Securities and Debt;
		Treasurer
Thomas M. Herzog	45	Executive Vice President and Chief Financial Officer
Martha L. Long	48	Senior Vice President
Stephen B. Waters	46	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activity. Since February 1996, Mr. Robertson has been Chairman and Chief Executive Officer of Robeks Corporation, a privately held chain of specialty food stores.

Harry G. Alcock was appointed as a Director of the Corporate General Partner in October 2004 and was appointed Executive Vice President of the Corporate General Partner in February 2004 and has been Executive Vice President of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.  Mr. Alcock focuses on transactions related to AIMCO’s portfolio of properties in the western portion of the United States.

Lance J. Graber was appointed Executive Vice President of the Corporate General Partner in February 2004 and of AIMCO in October 1999 and focuses on transactions related to Aimco’s  portfolio of properties in the eastern portion of the United States.

Lisa R. Cohn was appointed Executive Vice President, General Counsel and Secretary of the Corporate General Partner and AIMCO in December 2007.  From January 2004 to December 2007, Ms. Cohn served as Senior Vice President and Assistant General Counsel of AIMCO.  Ms. Cohn joined AIMCO in July 2002 as Vice President and Assistant General Counsel.  Prior to joining AIMCO, Ms. Cohn was in private practice with the law firm of Hogan and Hartson LLP.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt; Treasurer of the Corporate General Partner in May 2007. Ms. Fielding was appointed Executive Vice President of AIMCO in February 2003 and also appointed as Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department.  Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003.  Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Thomas M. Herzog was appointed Executive Vice President and Chief Financial Officer of the Corporate General Partner in May 2007.  Mr. Herzog was appointed Chief Financial Officer of AIMCO in November 2005 and was appointed Executive Vice President AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Martha L. Long was appointed Senior Vice President of the Corporate General Partner in May 2007.  Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Stephen B. Waters was appointed Vice President of the Corporate General Partner in May 2007 and of AIMCO in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 10.

EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2007.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)

Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2007.

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

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for both years ended December 31, 2007 and 2006.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2007. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 13.

EXHIBITS

See Exhibit Index.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2008.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2007 and 2006 are described below.

Audit Fees.  Fees for audit services totaled approximately $22,000 for 2007 and $31,000 for 2006. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $8,000 for both 2007 and 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: March 31, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: March 31, 2008	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/David R. Robertson	President and Director	Date: March 31, 2008
David R. Robertson

/s/Harry G. Alcock	Executive Vice President and	Date: March 31, 2008
Harry G. Alcock	Director

/s/Martha L. Long	Senior Vice President	Date: March 31, 2008
Martha L. Long

/s/Stephen B. Waters	Vice President	Date: March 31, 2008
Stephen B. Waters

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