Form 10-Q
period 2008-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2008-08-07
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

 (in thousands)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 95	$ 110
Investments in and advances to
Local Limited Partnerships (Note 2)	--	--
Receivables – limited partners	2	2

Total assets	$ 97	$ 112

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 13	$ 16

Contingencies (Note 4)

Partners' (deficiency) capital
General Partners	(147)	(147)
Limited Partners	231	243
	84	96
Total liabilities and partners' (deficiency) capital	$ 97	$ 112

Note:

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Interest income	$ 1	$ 1	$ 2	$ 3

Operating expenses:
Legal and accounting	13	9	21	19
Management fees – corporate general
partner (Note 3)	1	1	2	2
Administrative	3	1	7	4
Total operating expenses	17	11	30	25

Loss from partnership operations	(16)	(10)	(28)	(22)
Distributions in excess of investment
in and advances to Local Limited
Partnerships (Note 2)	16	20	16	20
Net income (loss)	$ --	$ 10	$ (12)	$ (2)

Net income (loss) allocated to
general partners (1%)	$ --	$ --	$ --	$ --
Net income (loss) allocated to
limited partners (99%)	--	10	(12)	(2)

	$ --	$ 10	$ (12)	$ (2)
Net income (loss) per limited partnership
interest (Note 1)	$ --	$ 1.28	$(1.54)	$(0.26)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2007	$ (147)	$ 243	$ 96

Net loss for the six months
ended June 30, 2008	--	(12)	(12)

Partners' (deficiency) capital
at June 30, 2008	$ (147)	$ 231	$ 84

(A)

Consists of 7,775 partnership interests at June 30, 2008 and December 31, 2007.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (12)	$ (2)
Adjustments to reconcile net loss to net cash used
in operating activities:
Decrease in accounts payable and accrued expenses	(3)	(14)
Net cash used in operating activities	(15)	(16)

Net decrease in cash and cash equivalents	(15)	(16)
Cash and cash equivalents, beginning of period	110	143

Cash and cash equivalents, end of period	$ 95	$ 127

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V
Notes To Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the year ended December 31, 2007 prepared by Real Estate Associates Limited V (the "Partnership" or “Registrant”). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008, and the results of operations and changes in cash flows for the six months ended June 30, 2008 and 2007, respectively.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of June 30, 2008, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2008 and December 31, 2007. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2008 and December 31, 2007, the Partnership holds limited partnership interests in two limited partnerships. The Local Limited Partnerships owned, as of June 30, 2008, residential low-income rental projects consisting of 88 apartment units. The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships had been reduced to zero were approximately $16,000 and $20,000 for the six months ended June 30, 2008 and 2007, respectively.

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

As of June 30, 2008 and December 31, 2007, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2008 and 2007 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

UNAUDITED COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Rental and other income	$ 169	$ 163	$ 352	$ 333
Expenses:
Depreciation and amortization	27	28	54	56
Financial expenses	43	45	86	89
Operating expenses	86	119	200	215
Total Expenses	156	192	340	360
Net income (loss)	$ 13	$ (29)	$ 12	$ (27)

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships. The fee was approximately $2,000 for each of the six month periods ended June 30, 2008 and 2007.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2008 and 2007.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the six months ended June 30, 2008 and 2007, the Partnership received distributions of approximately $16,000 and $20,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

As of June 30, 2008 and 2007, the Partnership has cash and cash equivalents of approximately $95,000 and $127,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2008, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 and $20,000 for the six months ended June 30, 2008 and 2007, respectively. These amounts were recognized as income on the accompanying statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $21,000 and $19,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $13,000 and $9,000 for the three months ended June 30, 2008 and 2007, respectively.  The increase in legal and accounting fees for the three and six months ended June 30, 2008 is due primarily to an increase in legal costs incurred during 2008 related to routine partnership activity, partially offset by a decrease in costs associated with the annual audit of the Partnership.

Administrative expenses were approximately $7,000 and $4,000 for the six months ended June 30, 2008 and 2007, respectively, and approximately $3,000 and $1,000 for the three months ended June 30, 2008 and 2007, respectively. The increase in administrative expense for the three and six months ended June 30, 2008 is primarily due to the timing and costs associated with communications with investors.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. The fee is payable beginning with the month following the Partnership's initial investment in a Local Limited Partnership. Management fees were approximately $2,000 for both of the six month periods ended June 30, 2008 and 2007.

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

Other

AIMCO and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of June 30, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of June 30, 2008, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2008 and December 31, 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

ITEM 4T.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 7, 2008	By: /s/Martha L. Long
Martha L. Long
Senior Vice President

Date: August 7, 2008	By: /s/Stephen B. Waters
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