Form 10-K
period 2008-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2009-03-31
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Registrant's telephone number, including area code (864) 239-1000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Interests

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked prices of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in local limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the local limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the section entitled “Risk Factors” described in Item 1A of this Annual Report and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

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

REAL V holds limited partnership interests in 2 local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2008, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership in April 2004. Both of these Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

Item 1A. Risk Factors

The risk factors noted in this section and other factors noted throughout this Annual Report describe certain risks and uncertainties that could cause the Partnership’s actual results to differ materially from those contained in any forward-looking statement.

Government housing regulations may limit the opportunities at the properties owned by the Local Limited Partnerships.

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

Laws benefiting disabled persons may result in the Local Limited Partnerships’ incurrence of unanticipated expenses.

Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990, to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Local Limited Partnerships’ properties, or affect renovations of the properties. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the Corporate General Partner believes that the Local Limited Partnerships’ properties are substantially in compliance with present requirements, the Local Limited Partnerships may incur unanticipated expenses to comply with the ADA and the FHAA in connection with the ongoing operation of its properties.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 2.   PROPERTIES

During 2008, both of the projects in which REAL V had invested were substantially rented.  The following is a schedule of the status as of December 31, 2008, of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2008

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units
Under
			Section 8(B)	2008	2007

Grandview PlaceApartments
Missoula, MT	48	(A)	48	88%	90%

Richland Three Rivers
Retirement Apartments
Richland, WA	40	(A)	40	98%	99%

Total	88		88

(A)   The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2008.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview PlaceApartments	99%	$ 333	$1,474
Missoula, MT

Richland Three Rivers	99%	280	1,092
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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners through the solicitation of proxies or otherwise during the quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership interests may be transferred only if certain requirements are satisfied. At December 31, 2008, the Partnership had 3,887.5 Limited Partnership Units (“Unit”) or 7,775 interests outstanding held by 1,157 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2008 or 2007.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2008 or 2007.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2008 and 2007, the Partnership received distributions of approximately $16,000 and $20,000, respectively, from two Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

As of December 31, 2008 and 2007, the Partnership had cash and cash equivalents of approximately $75,000 and $110,000, respectively.  Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise. The Partnership intends to continue investing available funds in this manner.

Results of Operations

At December 31, 2008, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 and $20,000 for the years ended December 31, 2008 and 2007, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $38,000 and $33,000 for the years ended December 31, 2008 and 2007, respectively. The increase in legal and accounting fees is due primarily to an increase in legal costs incurred during 2008 related to routine partnership activity, and an increase in costs associated with the annual audit of the Partnership.

Administrative expenses were approximately $12,000 and $10,000 for the years ended December 31, 2008 and 2007, respectively. The increase in administrative expense is primarily due to the timing and costs associated with communications with investors.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $5,000 for both of the years ended December 31, 2008 and 2007.

Total revenues for the Local Limited Partnerships were approximately $710,000 and $731,000 for the years ended December 31, 2008 and 2007, respectively.

Total expenses for the Local Limited Partnerships were approximately $728,000 and $735,000 for the years ended December 31, 2008 and 2007, respectively.

Total net losses for the Local Limited Partnerships for 2008 and 2007 totaled approximately $18,000 and $4,000, respectively. The net loss allocated to the Partnership was approximately $17,000 and $4,000 for 2008 and 2007, respectively. However, none of the net loss for 2008 or 2007 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Off-Balance Sheet Arrangements

The Partnership owns limited partnership interests in unconsolidated Local Limited Partnerships, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreements, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnerships that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnerships and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to these unconsolidated Local Limited Partnerships is limited to the recorded investments in and receivables from the Local Limited Partnerships.  See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investments in unconsolidated Local Limited Partnerships.

Other

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2008 and 2007, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46.  The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investments in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from one of the two remaining Local Limited Partnerships is restricted by the Local Limited Partnerships’ Regulatory Agreements with the United States Department of Housing and Urban Development (“HUD”). These restrictions limit the distribution to 6% of the initial invested capital. The excess surplus cash is deposited into a residual receipts reserve, of which the ultimate realization by the Partnership is uncertain as HUD frequently retains it upon sale or dissolution of the Local Limited Partnership. For the other Local Limited Partnership, distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2008 and 2007

Statements of Operations – Years ended December 31, 2008 and 2007

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2008 and 2007

Statements of Cash Flows – Years ended December 31, 2008 and 2007

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheets of Real Estate Associates Limited V as of December 31, 2008 and 2007, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2009

                          REAL ESTATE ASSOCIATES LIMITED V

                                   BALANCE SHEETS

                                   (in thousands)

	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$ 75	$ 110
Investments in and advances to
Local Limited Partnerships (Note 2)	--	--
Receivables – limited partners	2	2

Total assets	$ 77	$ 112

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 18	$ 16

Contingencies (Note 6)

Partners' (deficiency) capital
General Partners	(147)	(147)
Limited Partners	206	243
	59	96
Total liabilities and partners' (deficiency) capital	$ 77	$ 112

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2008	2007
Revenue:
Interest income	$ 2	$ 7

Operating expenses:
Legal and accounting	38	33
Management fees – Corporate General Partner
(Note 3)	5	5
Administrative	12	10
Total operating expenses	55	48

Loss from partnership operations	(53)	(41)
Distributions in excess of investment in and
advances to Local Limited Partnerships (Note 2)	16	20

Net loss	$ (37)	$ (21)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(37)	(21)

	$ (37)	$ (21)

Net loss per limited partnership interest (Note 1)	$ (4.76)	$ (2.70)

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                        (in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,775

Partners’ (deficiency) capital at
December 31, 2006	$ (147)	$ 264	$ 117

Net loss for the year ended
December 31, 2007	--	(21)	(21)

Partners’ (deficiency) capital at
December 31, 2007	(147)	243	96

Net loss for the year ended
December 31, 2008	--	(37)	(37)

Partners’ (deficiency) capital at
December 31, 2008	$ (147)	$ 206	$ 59

(A)   Consists of 7,775 partnership interests at December 31, 2008 and 2007.

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$ (37)	$ (21)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Receivables – limited partners	--	(2)
Accounts payable and accrued expenses	2	(10)
Net cash used in operating activities	(35)	(33)

Net decrease in cash and cash equivalents	(35)	(33)

Cash and cash equivalents, beginning of the year	110	143

Cash and cash equivalents, end of the year	$ 75	$ 110

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2008

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

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the end of the year.  The number of limited partnership interests was 7,775 for the years ended December 31, 2008 and 2007.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2008 and 2007 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there has been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2008 and 2007.

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

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, as amended by SFAS No. 119, “Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  The Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheets that require such disclosure approximate their fair value.

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

The Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. As of December 31, 2008, the Partnership continued to hold a variable interest in the same VIE as determined upon adoption of FIN 46. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2008 and 2007.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value and does not expand the use of fair value in any new circumstances. SFAS No. 157 establishes a hierarchy that prioritizes the information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, such as the reporting entity’s own data. SFAS No. 157 requires fair value measurements to be disclosed by level within the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The provisions of SFAS No. 157 are applicable to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007, which for the Partnership is generally limited to annual disclosures required by SFAS No. 107.  The Partnership adopted the provisions of SFAS No. 157 effective January 1, 2008, and at that time determined no transition adjustment was required.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2008 and 2007, the Partnership holds limited partnership interests in two limited partnerships ("Local Limited Partnerships"). The Local Limited Partnerships owned, as of December 31, 2008, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

As of December 31, 2008 and 2007, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The difference between the investment balance in the accompanying balance sheets at December 31, 2008 and 2007, and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2008 and 2007 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2008 and 2007 are as follows:

CONDENSED COMBINED BALANCE SHEET

OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2008	2007
	(in thousands-unaudited)
Assets:
Land	$ 206	$ 206
Buildings and improvements, net of accumulated
depreciation of $2,412 and $2,310	1,323	1,425
Other assets	941	1,163
Total Assets	$ 2,470	$ 2,794

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 2,566	$ 2,623
Other liabilities	421	647
	2,987	3,270
Partner's Deficit:
General partners	(123)	(114)
Limited partners	(394)	(362)
	(517)	(476)
Total Liabilities and Partners' Deficit	$ 2,470	$ 2,794

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2008	2007
	(in thousands-unaudited)
Revenues:
Rental income	$ 692	$ 674
Other income	18	57
Total Revenues	710	731
Expenses:
Operating expenses	450	455
Financial expenses	169	171
Depreciation and amortization	109	109
Total Expenses	728	735
Net loss	$ (18)	$ (4)

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2008 and 2007.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of December 31, 2008. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2008	2007
	(in thousands)

Net loss per financial statements	$ (37)	$ (21)
Partnership's share of Local Limited
Partnership	(195)	(158)
Loss per tax return	$ (232)	$ (179)

Loss per limited partnership interest	$(59.05)	$(45.68)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	2008	2007
Net assets as reported	$ 59	$ 96
Add (deduct):
Investment in Local Limited Partnerships	(1,303)	(1,108)
Offering costs	2,290	2,290
Net assets – federal tax basis	$ 1,046	$ 1,278

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

	Gross Amount At Which Carried
		At December 31, 2008
		(in thousands-unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life-Years

Grandview	$1,474	$ 206	$ 2,145	$ 2,351	$ (1,396)	1982-1983	5-30
Richland	1,092	--	1,590	1,590	(1,016)	1982-1983	5-30
Totals	$2,566	$ 206	$ 3,735	$ 3,941	$(2,412)

Reconciliation of real estate(in thousands-unaudited)

Years Ended December 31,
	2008	2007
	Total	Total
Balance at beginning of year	$ 3,941	$ 3,941
Improvements during the year	--	--
Balance at end of year	$ 3,941	$ 3,941

Reconciliation of accumulated depreciation(in thousands-unaudited)

	Years Ended December 31,
	2008	2007
	Total	Total
Balance at beginning of year	$ 2,310	$ 2,208
Depreciation expense for the year	102	102
Balance at end of year	$ 2,412	$ 2,310

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2008, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Name	Age	Position
David R. Robertson	43	President, Chief Executive Officer, Chief Financial Officer and Director
Harry G. Alcock	46	Executive Vice President and Director
Lisa R. Cohn	40	Executive Vice President, General Counsel and Secretary
Patti K. Fielding	45	Executive Vice President - Securities
		and Debt; Treasurer
Paul Beldin	35	Senior Vice President and Chief Accounting
		Officer
Steven D. Cordes	37	Senior Vice President
Stephen B. Waters	47	Vice President

David R. Robertson has been President, Chief Executive Officer and a Director of the Corporate General Partner since October 2002.   Mr. Robertson has been an Executive Vice President of AIMCO since February 2002, and was appointed President and Chief Executive Officer of AIMCO Capital in October 2002.  In addition Mr. Robertson became the Chief Financial Officer of the Corporate General Partner and AIMCO in March 2009.  Mr. Robertson is responsible for portfolio strategy, capital allocation, investments, joint ventures, asset management and transaction activities. Since February 1996, Mr. Robertson has served as Chairman of Robeks Corporation, a privately held chain of specialty food stores that he founded.

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

Paul Beldin was appointed Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner in May 2008.  Mr. Beldin joined AIMCO in May 2008.  Prior to that, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

Steven D. Cordes has been a Senior Vice President of the Corporate General Partner and AIMCO since May 2007.  Mr. Cordes was appointed Senior Vice President – Structured Equity in May 2007.  Mr. Cordes joined AIMCO in 2001 as a Vice President of Capital Markets with responsibility for AIMCO’s joint ventures and equity capital markets activity.  Prior to joining AIMCO, Mr. Cordes was a manager in the financial consulting practice of PricewaterhouseCoopers.  Effective March 2009, Mr. Cordes was appointed to serve as the equivalent of the chief executive officer of the Partnership.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that Steven D. Cordes meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2008.

Entity	Number of Units	Percentage

AIMCO Properties, LP
(an affiliate of AIMCO)	876.60	22.55%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL V.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2008 and 2007.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding units as of December 31, 2008. A unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2009. The aggregate fees billed for services rendered by Ernst & Young LLP for 2008 and 2007 are described below.

Audit Fees.  Fees for audit services totaled approximately $24,000 and $22,000 for 2008 and 2007, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $8,000 for 2008 and 2007, respectively.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2008 and 2007.

Statements of Operations for the years ended December 31, 2008 and 2007.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2008 and 2007.

Statements of Cash Flows for the years ended December 31, 2008 and 2007.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: March 31, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: March 31, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/David R. Robertson	President and Director	Date: March 31, 2009
David R. Robertson

/s/Harry G. Alcock	Executive Vice President and	Date: March 31, 2009
Harry G. Alcock	Director

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2009
Steven D. Cordes

/s/Stephen B. Waters	Vice President	Date: March 31, 2009
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