Form 10-Q
period 2009-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2009-08-13
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

 (in thousands)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 63	$ 75
Investments in and advances to Local Limited Partnerships
(Note 2)	--	--
Receivables – limited partners	2	2

Total assets	$ 65	$ 77

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 13	$ 18

Contingencies (Note 5)

Partners' (deficiency) capital
General partners	(147)	(147)
Limited partners	199	206
	52	59
Total liabilities and partners' (deficiency) capital	$ 65	$ 77

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ 1	$ --	$ 2

Operating expenses :
Legal and accounting	8	13	17	21
Management fees – Corporate
General Partner (Note 3)	1	1	2	2
Administrative	3	3	4	7
Total operating expenses	12	17	23	30

Loss from partnership operations	(12)	(16)	(23)	(28)
Distributions in excess of
investment in Local Limited
Partnerships (Note 2)	16	16	16	16
Net income (loss)	$ 4	$ --	$ (7)	$ (12)

Net income (loss) allocated to
general partners (1%)	$ --	$ --	$ --	$ --
Net income (loss) allocated to
limited partners (99%)	4	--	(7)	(12)

	$ 4	$ --	$ (7)	$ (12)
Net income (loss) per limited
partnership interest (Note 1)	$ 0.51	$ --	$(0.90)	$(1.54)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Defici ency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2008	$ (147)	$ 206	$ 59

Net loss for the six months
ended June 30, 2009	--	(7)	(7)

Partners' (deficiency) capital
at June 30, 2009	$ (147)	$ 199	$ 52

(A)  Consists of 7,775 partnership interests at June 30, 2009 and December 31, 2008.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (7)	$ (12)
Adjustments to reconcile net loss to net cash used
in operating activities:
Decrease in accounts payable and accrued expenses	(5)	(3)
Net cash used in operating activities	(12)	(15)

Net decrease in cash and cash equivalents	(12)	(15)
Cash and cash equivalents, beginning of period	75	110

Cash and cash equivalents, end of period	$ 63	$ 95

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V
Notes To Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2008 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, and the results of operations and changes in cash flows for the six months ended June 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated for subsequent events through the time this Quarterly Report on Form 10-Q was filed on August 13, 2009.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

Method of Accounting for Investments in and Advances to Local Limited Partnerships

The investments in local limited partnerships (the “Local Limited Partnerships”) are accounted for under the equity method.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partner interest is computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at December 31 of the prior year. The number of limited partnership interests was 7,775 at December 31, 2008 and 2007.

Variable Interest Entities

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

As of June 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS No. 167, which is effective for fiscal years beginning after November 15, 2009 and introduces a more qualitative approach to evaluating VIEs for consolidation.  SFAS No. 167 requires a company to perform an analysis to determine whether its variable interests gives it a controlling financial interest in a VIE.  This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, SFAS No. 167 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed.  SFAS No. 167 requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership has not yet determined the effect that SFAS No. 167 will have on its financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the Codification, will become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the Codification. The Partnership does not anticipate that SFAS No. 168 will have a significant effect on its financial statements.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in two limited partnerships. The Local Limited Partnerships owned, as of June 30, 2009, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $16,000 for each of the six months ended June 30, 2009 and 2008.

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

As of June 30, 2009 and December 31, 2008, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited condensed combined estimated statements of operations for the three and six months ended June 30, 2009 and 2008 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

UNAUDITED CONDENSED COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$ 183	$ 169	$ 361	$ 352
Expenses:
Depreciation and amortization	27	27	54	54
Financial expenses	43	43	85	86
Operating expenses	106	86	219	200
Total Expenses	176	156	358	340
Net income	$ 7	$ 13	$ 3	$ 12

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $2,000 for each of the six month periods ended June 30, 2009 and 2008.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value.

NOTE 5 – CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and , in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in local limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the local limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto and the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary sources of funds include interest income earned from investing available cash and the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2009 and 2008.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  During each of the six months ended June 30, 2009 and 2008, the Partnership received distributions of approximately $16,000 from Local Limited Partnerships in which it does not have an investment balance.

As of June 30, 2009 and December 31, 2008, the Partnership has cash and cash equivalents of approximately $63,000 and $75,000, respectively. Cash and cash equivalents are on deposit with a financial institution earning interest at market rates. The amount of interest income varies with market rates available on deposits and with the amount of funds available for investment. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.  The Partnership intends to continue investing available funds in this manner.

Results of Operations

At June 30, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 for each of the six months ended June 30, 2009 and 2008.  These amounts were recognized as income on the statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $17,000 and $21,000 for the six months ended June 30, 2009 and 2008, respectively, and approximately $8,000 and $13,000 for the three months ended June 30, 2009 and 2008, respectively.  The decrease in legal and accounting fees for both the three and six months ended June 30, 2009 is due primarily to a decrease in legal costs incurred during 2009 related to routine partnership activity and costs associated with the annual audit of the Partnership.

Administrative expenses were approximately $4,000 and $7,000 for the six months ended June 30, 2009 and 2008, respectively, and approximately $3,000 for each of the three months ended June 30, 2009 and 2008.  The decrease in administrative expense for the six months ended June 30, 2009 is primarily due to the timing and costs associated with communications with investors.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $2,000 for each of the six months ended June 30, 2009 and 2008.

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

Other

AIMCO and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of June 30, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of June 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

(b)   Changes in Internal Control Over Financial Reporting .

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.     EXHIBITS

See Exhibit Index.

The agreements included as exhibits to this Form 10-Q contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  may apply standards of materiality in a way that is different from what may be viewed as material to an investor; and

  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-Q not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-Q and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 13, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: August 13, 2009	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director

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