Form 10-Q
period 2009-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2009-11-16
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

 (in thousands)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 52	$ 75
Investments in and advances to Local Limited
Partnerships (Note 2)	--	--
Receivables – limited partners	2	2
Total assets	$ 54	$ 77

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 16	$ 18

Contingencies (Note 5)

Partners' (deficiency) capital
General partners	(147)	(147)
Limited partners	185	206
	38	59
Total liabilities and partners' (deficiency) capital	$ 54	$ 77

Note: The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Interest income	$ --	$ --	$ --	$ 2

Operating expenses:
Legal and accounting	10	9	27	30
Management fees – Corporate
General Partner (Note 3)	2	2	4	4
Administrative	2	3	6	10
Total operating expenses	14	14	37	44

Loss from partnership operations	(14)	(14)	(37)	(42)
Distributions in excess of
investment in Local Limited
Partnerships (Note 2)	--	--	16	16

Net loss	$ (14)	$ (14)	$ (21)	$ (26)

Net loss allocated to general
partners (1%)	$ --	$ --	$ --	$ --
Net loss allocated to limited
partners (99%)	(14)	(14)	(21)	(26)

	$ (14)	$ (14)	$ (21)	$ (26)
Net loss per limited partnership
interest (Note 1)	$ (1.80)	$ (1.80)	$ (2.70)	$ (3.34)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,775

Partners' (deficiency) capital
at December 31, 2008	$(147)	$ 206	$ 59

Net loss for the nine months
ended September 30, 2009	--	(21)	(21)

Partners' (deficiency) capital
at September 30, 2009	$(147)	$ 185	$ 38

(A)    Consists of 7,775 partnership interests at September 30, 2009 and December 31, 2008.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$ (21)	$ (26)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accounts payable and accrued expenses	(2)	5
Net cash used in operating activities	(23)	(21)

Net decrease in cash and cash equivalents	(23)	(21)
Cash and cash equivalents, beginning of period	75	110

Cash and cash equivalents, end of period	$ 52	$ 89

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2009, and the results of operations and changes in cash flows for the nine months ended September 30, 2009 and 2008, respectively.

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

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,775 for both the three and nine months ended September 30, 2009 and 2008.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

As of September 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, or SFAS No. 168, which is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  Upon the effective date of SFAS No. 168, the FASB Accounting Standards Codification, or the FASB ASC, became the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB ASC superseded all then-existing non-SEC accounting and reporting standards, and all other non-grandfathered non-SEC accounting literature not included in the FASB ASC is now non-authoritative.  Subsequent to the effective date of SFAS No. 168, the FASB will issue Accounting Standards Updates that serve to update the FASB ASC.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. This statement will be effective for the Partnership in 2010. Early adoption is prohibited.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnerships financial statements.  As of September 30, 2009, SFAS 167 had not been added to the FASB ASC.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2009 and December 31, 2008, the Partnership holds limited partnership interests in two limited partnerships. The Local Limited Partnerships owned, as of September 30, 2009, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.  Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnerships has been reduced to zero were approximately $16,000 for each of the nine months ended September 30, 2009 and 2008.

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

As of September 30, 2009 and December 31, 2008, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The following are unaudited condensed combined estimated statements of operations for the three and nine months ended September 30, 2009 and 2008 of the Local Limited Partnerships in which the Partnership has invested (in thousands):

UNAUDITED CONDENSED COMBINED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental and other income	$ 188	$ 185	$ 549	$ 537
Expenses:
Depreciation and
amortization	28	27	82	81
Financial expenses	42	43	127	129
Operating expenses	104	111	323	311
Total expenses	174	181	532	521
Net income	$ 14	$ 4	$ 17	$ 16

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $4,000 for each of the nine month periods ended September 30, 2009 and 2008.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary sources of funds include the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2009 and 2008.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income.  During each of the nine months ended September 30, 2009 and 2008, the Partnership received distributions of approximately $16,000 from Local Limited Partnerships in which it does not have an investment balance.

As of September 30, 2009 and December 31, 2008, the Partnership has cash and cash equivalents of approximately $52,000 and $75,000, respectively. Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At September 30, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the accompanying statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 for each of the nine months ended September 30, 2009 and 2008.  These amounts were recognized as income on the statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $27,000 and $30,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $10,000 and $9,000 for the three months ended September 30, 2009 and 2008, respectively.

Administrative expenses were approximately $6,000 and $10,000 for the nine months ended September 30, 2009 and 2008, respectively, and approximately $2,000 and $3,000 for the three months ended September 30, 2009 and 2008, respectively.  The decrease in administrative expense for the nine months ended September 30, 2009 is primarily due to the timing and costs associated with communications with investors.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $4,000 for each of the nine months ended September 30, 2009 and 2008.

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

Other

AIMCO and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.55% of the outstanding Units as of September 30, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Variable Interest Entities

The Partnership consolidates any variable interest entities in which the Partnership holds a variable interest and is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics:  (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that will receive a majority of the VIE’s expected losses, receive a majority of a VIE’s expected residual returns, or both.

In determining whether it is the primary beneficiary of a VIE, the Partnership considers qualitative and quantitative factors, including, but not limited to: the amount and characteristics of the Partnership’s investment; the obligation or likelihood for the Partnership or other investors to provide financial support; the Partnership’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with and significance to the business activities of the Partnership and the other investors.  Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

As of September 30, 2009 and December 31, 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.  This VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at September 30, 2009 and December 31, 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 16, 2009	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 16, 2009	By: /s/Stephen B. Waters
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