Form 10-K
period 2009-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2010-03-31
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were last sold, or the average bid and asked price of such partnership interests as of the last business day of the registrant’s most recently completed second fiscal quarter. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in local limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the local limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

Real Estate Associates Limited V ("REAL V" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 7, 1982. On July 7, 1982, REAL V offered 1,950 units consisting of 3,900 Limited Partnership Interests and Warrants to purchase 3,900 additional Limited Partnership Interests through a public offering, managed by E.F. Hutton Inc. REAL V received $9,750,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period July 7, 1982, to October 4, 1982, pursuant to a registration statement on Form S-11.  As of March 31, 1983, REAL V received an additional $9,765,000 in subscriptions pursuant to the exercise of warrants and the sale of additional Limited Partnership Interests.

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

The general partners of REAL V are National Partnership Investments Corp. ("NAPICO"), a California Corporation (the “Corporate General Partner”), and National Partnership Investments Associates II. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust.  The business of REAL V is conducted primarily by NAPICO.

REAL V holds limited partnership interests in two local limited partnerships (the “Local Limited Partnerships”) as of December 31, 2009, after selling its interests in 16 Local Limited Partnerships in December 1998 and one Local Limited Partnership in April 2004. Both of these Local Limited Partnerships own a low income housing project which is subsidized and/or has a mortgage note payable to or insured by agencies of the federal or local government.

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

ITEM 2.   PROPERTIES

During 2009, both of the projects in which REAL V had invested were substantially rented.  The following is a schedule of the status as of December 31, 2009 of the projects owned by Local Limited Partnerships in which REAL V is a limited partner.

SCHEDULE OF PROJECTS OWNED BY LOCAL LIMITED PARTNERSHIPS

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2009

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units
Under
			Section 8(B)	2009	2008

Grandview Place Apartments
Missoula, MT	48	(A)	48	89%	88%

Richland Three Rivers
Retirement Apartments
Richland, WA	40	(A)	40	99%	98%

Total	88		88

(A)   The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentages of the Local Limited Partnerships and the cost of acquisition of such ownership.  All interests are limited partner interests.  Also included is the total mortgage encumbrance on each property for each of the Local Limited Partnerships as of December 31, 2009.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview Place Apartments	99%	$ 333	$1,455
Missoula, MT

Richland Three Rivers	99%	280	1,035
Retirement Apartments
Richland, WA
		$ 613	$2,490

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2009, the Partnership had 3,882.5 Limited Partnership Units (“Unit”) or 7,765 interests outstanding held by 1,155 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. No distributions were made during the years ended December 31, 2009 or 2008.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary sources of funds include the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that either of the Local Limited Partnerships in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the years ended December 31, 2009 or 2008.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During each of the years ended December 31, 2009 and 2008, the Partnership received distributions of approximately $16,000 from Local Limited Partnerships in which it does not have an investment balance remaining, which were recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.

In June 2009, the Local Operating General Partner of one of the Local Limited Partnerships, Richland Three Rivers Retirement Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $1,800,000. The closing date is scheduled for March 31, 2010. However, the Partnership has not provided its consent to the sale, which is required pursuant to the Local Limited Partnership’s partnership agreement. The Partnership has solicited the consent of the limited partners for the sale. Consent of the Partnership would require the affirmative consent of a majority of the Partnership’s limited partners. The consent solicitation also seeks to amend the Partnership Agreement to eliminate the need to sell the last remaining property under certain circumstances. The purchase and sale contract, which the Partnership was not given an opportunity to review prior to its execution, does not contain a closing contingency related to the Partnership’s consent. The Local Limited Partnership and the buyer are in negotiations to extend the closing date. The Corporate General Partner currently estimates the sale, if it occurs, will result in estimated proceeds of approximately $495,000 to the Partnership.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2009 or 2008.

As of December 31, 2009 and 2008, the Partnership had cash and cash equivalents of approximately $44,000 and $75,000, respectively.  Cash and cash equivalents are on deposit with a financial institution. Cash equivalents can be converted to cash to meet obligations of the Partnership as they arise.

Results of Operations

At December 31, 2009, the Partnership has investments in two Local Limited Partnerships, both of which own housing projects that were substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnerships.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method.  Thus the individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. However, since the Partnership is not legally liable for the obligations of the Local Limited Partnerships, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations included in “Item 8. Financial Statements and Supplementary Data”.  For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnerships only to the extent of distributions received and amortization of acquisition costs from those Local Limited Partnerships. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 for each of the years ended December 31, 2009 and 2008. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $36,000 and $38,000 for the years ended December 31, 2009 and 2008, respectively.

Administrative expenses were approximately $9,000 and $12,000 for the years ended December 31, 2009 and 2008, respectively.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $5,000 for each of the years ended December 31, 2009 and 2008.

Total revenues for the Local Limited Partnerships were approximately $719,000 and $710,000 for the years ended December 31, 2009 and 2008, respectively.

Total expenses for the Local Limited Partnerships were approximately $703,000 and $728,000 for the years ended December 31, 2009 and 2008, respectively.

Total net income for the Local Limited Partnerships was approximately $16,000 for the year ended December 31, 2009, compared to net loss of approximately $18,000 for the year ended December 31, 2008. The net income allocated to the Partnership was approximately $16,000 for the year ended December 31, 2009, compared to net loss of approximately $17,000 for the year ended December 31, 2008. However, none of the income for 2009 or the loss for 2008 was recognized by the Partnership as the investment balance had already been reduced to zero for both of the Local Limited Partnerships.

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

Other

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

As of December 31, 2009 and 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  The Partnership and the general partner of the Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnership and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnership is to conduct a business that is complementary to the general partner’s primary business (ownership and management of real estate properties);

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership; and

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership.

The VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

Critical Accounting Policies and Estimates

A summary of the Partnership’s significant accounting policies is included in "Note 1 – Organization and Summary of Significant Accounting Policies" which is included in the financial statements in "Item 8. Financial Statements and Supplementary Data".  The Corporate General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership’s operating results and financial condition. The preparation of financial statements in conformity with accounting principles generally accepted in the United State s requires the Partnership to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Judgments and assessments of uncertainties are required in applying the Partnership’s accounting policies in many areas. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2009 and 2008

Statements of Operations – Years ended December 31, 2009 and 2008

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2009 and 2008

Statements of Cash Flows – Years ended December 31, 2009 and 2008

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheets of Real Estate Associates Limited V as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2010

                          REAL ESTATE ASSOCIATES LIMITED V

                                   BALANCE SHEETS

                                   (in thousands)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$ 44	$ 75
Investments in and advances to
Local Limited Partnerships (Note 2)	--	--
Receivables – limited partners	2	2

Total assets	$ 46	$ 77

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 21	$ 18

Contingencies (Note 6)

Partners' (deficiency) capital
General partners	(147)	(147)
Limited partners	172	206
	25	59
Total liabilities and partners' (deficiency) capital	$ 46	$ 77

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2009	2008
Revenue:
Interest income	$ --	$ 2

Operating expenses:
Legal and accounting	36	38
Management fees – Corporate General Partner (Note 3)	5	5
Administrative	9	12
Total operating expenses	50	55

Loss from partnership operations	(50)	(53)
Distributions in excess of investment in Local Limited
Partnerships (Note 2)	16	16

Net loss	$ (34)	$ (37)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(34)	(37)

	$ (34)	$ (37)

Net loss per limited partnership interest (Note 1)	$ (4.37)	$ (4.76)

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                        (in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,765

Partners’ (deficiency) capital at
December 31, 2007	$ (147)	$ 243	$ 96

Net loss for the year ended
December 31, 2008	--	(37)	(37)

Partners’ (deficiency) capital at
December 31, 2008	(147)	206	59

Net loss for the year ended
December 31, 2009	--	(34)	(34)

Partners’ (deficiency) capital at
December 31, 2009	$ (147)	$ 172	$ 25

(A)   Consists of 7,765 and 7,775 limited partnership interests at December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, 10 interests were abandoned (Note 1).

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                              STATEMENTS OF CASH FLOWS

                                   (in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$ (34)	$ (37)
Adjustments to reconcile net loss to net cash
used in operating activities:
Change in accounts:
Accounts payable and accrued expenses	3	2
Net cash used in operating activities	(31)	(35)

Net decrease in cash and cash equivalents	(31)	(35)

Cash and cash equivalents, beginning of the year	75	110

Cash and cash equivalents, end of the year	$ 44	$ 75

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2009

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Real Estate Associates Limited V (“REAL V” or the "Partnership"), formed under the California Limited Partnership Act, was organized on May 7, 1982. The Partnership was formed to invest primarily in other limited partnerships which own and operate primarily federal, state or local government-assisted housing projects. The general partners of the Partnership are National Partnership Investments Corp. ("NAPICO" or the “Corporate General Partner”) and National Partnership Investments Associates II ("NAPIA II"), a limited partnership. The Corporate General Partner is a subsidiary of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust. The business of REAL V is conducted primarily by NAPICO.

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

Subsequent Events

The Partnership’s management evaluated subsequent events through the time this Annual Report on Form 10-K was filed.

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

Abandoned Units

During the year ended December 31, 2009, the number of Limited Partnership Interests decreased by 10 interests due to limited partners abandoning their interests. In abandoning his or her limited partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.

Net Loss Per Limited Partnership Interest

Net loss per limited partner interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,775 for each of the years ended December 31, 2009 and 2008.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in bank accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2009 and 2008 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2009 and 2008.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46R (SFAS 167). SFAS 167 amends FIN 46R to require ongoing analysis to determine whether a company holds a controlling financial interest in a VIE. The amendments include a new approach for determining who should consolidate a VIE, requiring a qualitative rather than a quantitative analysis. SFAS 167 also changes when it is necessary to reassess who should consolidate a VIE. Previously an enterprise was required to reconsider whether it was the primary beneficiary of a VIE only when specific events had occurred.  The new standard requires continuous reassessment of an enterprise's interest in the VIE to determine its primary beneficiary. The Partnership will adopt SFAS 167 effective January 1, 2010.  The Partnership does not believe that the adoption of SFAS 167 will have a significant effect on the Partnership’s financial statements.  As of December 31, 2009, SFAS 167 had not been added to the FASB ASC.

Segment Reporting

FASB ASC Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  FASB ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers.  As defined in FASB ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2009, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

As of December 31, 2009 and 2008, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  The Partnership and the general partner of the Local Limited Partnership are related parties due to transfer restrictions on the partnership interests and the Partnership has concluded that the general partner is the party most closely associated with the Local Limited Partnership and therefore the primary beneficiary.  In making this determination, the Partnership considered the following factors:

•         the principal purpose of the Local Limited Partnership is to conduct a business that is complementary to the general partner’s primary business (ownership and management of real estate properties);

•         the general partner conducts and manages the business of the Local Limited Partnership;

•         the general partner has the responsibility for and sole discretion over selecting a property management agent for the Local Limited Partnership’s underlying real estate property;

•         the general partner is responsible for approving operating and capital budgets for the property owned by the Local Limited Partnership;

•         the general partner is obligated to fund any recourse obligations of the Local Limited Partnership; and

•         the general partner is authorized to borrow funds on behalf of the Local Limited Partnership.

The VIE consists of a Local Limited Partnership in which the Partnership acquired an interest prior to the adoption of FIN 46 that is directly engaged in the ownership and management of an apartment property with 40 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2009 and 2008.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. Additionally, the provisions of financial support in the future may require the Partnership to consolidate a VIE.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2009 and 2008, the Partnership holds limited partnership interests in two Local Limited Partnerships. The Local Limited Partnerships owned, as of December 31, 2009, residential low-income rental projects consisting of 88 apartment units.  The mortgage loans of these projects are payable to or insured by various governmental agencies.

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

The individual investments are carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero. Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $16,000 for each of the years ended December 31, 2009 and 2008.

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

As of December 31, 2009 and 2008, the investment balance in both of the Local Limited Partnerships had been reduced to zero.

The difference between the investment balance in the accompanying balance sheets at December 31, 2009 and 2008 and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships.

Although the Partnership’s recorded value of its investments and its equity in losses/income and distributions from the Local Limited Partnerships are not individually material to the overall financial position of the Partnership, the unaudited condensed combined balance sheets of the aforementioned Local Limited Partnerships as of December 31, 2009 and 2008 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2009 and 2008 are as follows:

CONDENSED COMBINED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2009	2008
	(in thousands-unaudited)
Assets:
Land	$ 206	$ 206
Buildings and improvements, net of accumulated
depreciation of $2,514 and $2,412	1,221	1,323
Other assets	706	941
Total Assets	$ 2,133	$ 2,470

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 2,490	$ 2,566
Other liabilities	168	421
	2,658	2,987

Partner's Deficit	(525)	(517)
Total Liabilities and Partners' Deficit	$ 2,133	$ 2,470

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIPS

	Years Ended December 31,
	2009	2008
	(in thousands-unaudited)
Revenues:
Rental income	$ 708	$ 692
Other income	11	18
Total Revenues	719	710
Expenses:
Operating expenses	446	450
Financial expenses	152	169
Depreciation and amortization	105	109
Total Expenses	703	728
Net income (loss)	$ 16	$ (18)

In June 2009, the Local Operating General Partner of one of the Local Limited Partnerships, Richland Three Rivers Retirement Apartments, entered into a purchase and sale contract with a third party to sell the investment property for a sales price of approximately $1,800,000. The closing date is scheduled for March 31, 2010. However, the Partnership has not provided its consent to the sale, which is required pursuant to the Local Limited Partnership’s partnership agreement. The Partnership has solicited the consent of the limited partners for the sale. Consent of the Partnership would require the affirmative consent of a majority of the Partnership’s limited partners. The consent solicitation also seeks to amend the Partnership Agreement to eliminate the need to sell the last remaining property under certain circumstances. The purchase and sale contract, which the Partnership was not given an opportunity to review prior to its execution, does not contain a closing contingency related to the Partnership’s consent. The Local Limited Partnership and the buyer are in negotiations to extend the closing date. The Corporate General Partner currently estimates the sale, if it occurs, will result in estimated proceeds of approximately $495,000 to the Partnership.  The Partnership has no remaining investment balance in this Local Limited Partnership at December 31, 2009 or 2008.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2009 and 2008.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

A reconciliation follows:

	Years Ended December 31,
	2009	2008
	(in thousands)

Net loss per financial statements	$ (34)	$ (37)
Partnership's share of Local Limited
Partnership	(164)	(195)
Loss per tax return	$ (198)	$ (232)

Loss per limited partnership interest	$(50.34)	$(59.05)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	2009	2008
Net assets as reported	$ 25	$ 59
(Deduct) add:
Investment in Local Limited Partnerships	(1,467)	(1,303)
Offering costs	2,290	2,290
Net assets – Federal tax basis	$ 848	$ 1,046

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

		Gross Amount At Which Carried
		At December 31, 2009
		(in thousands-unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life

Grandview	$1,455	$ 206	$ 2,145	$ 2,351	$ (1,454)	1982-1983	5-30 yrs
Richland	1,035	--	1,590	1,590	(1,060)	1982-1983	5-30 yrs
Totals	$2,490	$ 206	$ 3,735	$ 3,941	$(2,514)

Reconciliation of real estate(in thousands-unaudited)

Years Ended December 31,
	2009	2008
	Total	Total
Balance at beginning of year	$ 3,941	$ 3,941
Improvements during the year	--	--
Balance at end of year	$ 3,941	$ 3,941

Reconciliation of accumulated depreciation(in thousands-unaudited)

	Years Ended December 31,
	2009	2008
	Total	Total
Balance at beginning of year	$ 2,412	$ 2,310
Depreciation expense for the year	102	102
Balance at end of year	$ 2,514	$ 2,412

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2009, the Partnership’s internal control over financial reporting is effective.

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

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.    Other Information

None.

                                      PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Real Estate Associates Limited V (“REAL V”, the “Partnership” or the “Registrant”) has no directors or officers. The general partner responsible for conducting the business of the Partnership is National Partnership Investments Corp, a California Corporation (“NAPICO” or the “Corporate General Partner”).

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

Name	Age	Position

John Bezzant	47	Director and Senior Vice President
Ernest M. Freedman	39	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	41	Executive Vice President, General Counsel and Secretary
Paul Beldin	36	Senior Vice President and Chief Accounting Officer
Steven D. Cordes	38	Senior Vice President
Stephen B. Waters	48	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant has been a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.   Prior to joining AIMCO, from 2005 to June 2006, Mr. Bezzant was a First Vice President at Prologis, a Denver, Colorado-based real estate investment trust, and from 1986 to 2005, Mr. Bezzant served as Vice President, Asset Management at Catellus Development Corporation, a San Francisco, California-based real estate investment trust.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

Ernest M. Freedman was appointed Director, Executive Vice President and Chief Financial Officer of the Corporate General Partner and Executive Vice President and Chief Financial Officer of AIMCO in November 2009. Mr. Freedman joined AIMCO in 2007 as Senior Vice President of Financial Planning and Analysis and has served as Senior Vice President of Finance since February 2009, responsible for financial planning, tax, accounting and related areas.  Prior to joining AIMCO, from 2004 to 2007, Mr. Freedman served as chief financial officer of HEI Hotels and Resorts. Mr. Freedman brings particular expertise to the Board in the areas of finance and accounting.

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

Paul Beldin joined AIMCO in May 2008 and has served as Senior Vice President and Chief Accounting Officer of AIMCO and the Corporate General Partner since that time.  Prior to joining AIMCO, Mr. Beldin served as controller and then as chief financial officer of America First Apartment Investors, Inc., a publicly traded multifamily real estate investment trust, from May 2005 to September 2007 when the company was acquired by Sentinel Real Estate Corporation.  Prior to joining America First Apartment Investors, Inc., Mr. Beldin was a senior manager at Deloitte and Touche LLP, where he was employed from August 1996 to May 2005, including two years as an audit manager in SEC services at Deloitte’s national office.

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

Stephen B. Waters was appointed Senior Director of Partnership Accounting of AIMCO and the Corporate General Partner in June 2009.  Mr. Waters has responsibility for partnership accounting with AIMCO and serves as the principal financial officer of the Corporate General Partner.  Mr. Waters joined AIMCO as a Director of Real Estate Accounting in September 1999 and was appointed Vice President of the Corporate General Partner and AIMCO in April 2004.  Prior to joining AIMCO, Mr. Waters was a senior manager at Ernst & Young LLP.

The Registrant is not aware of the involvement in any legal proceedings with respect to the directors and executive officers listed in this Item 10.

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

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2009.

Entity	Number of Units	Percentage

AIMCO Properties, LP
(an affiliate of AIMCO)	876.60	22.58%

AIMCO Properties, LP is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

(b)   None of the officers or directors of the Corporate General Partner own directly or beneficially any limited partnership interests in REAL V.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2009 and 2008.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding units as of December 31, 2009. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2010. The aggregate fees billed for services rendered by Ernst & Young LLP for 2009 and 2008 are described below.

Audit Fees.  Fees for audit services totaled approximately $25,000 and $24,000 for 2009 and 2008, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 for both 2009 and 2008.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2009 and 2008.

Statements of Operations for the years ended December 31, 2009 and 2008.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2009 and 2008.

Statements of Cash Flows for the years ended December 31, 2009 and 2008.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: March 31, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: March 31, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Senior	Date: March 31, 2010
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2010
Ernest M. Freedman	Vice President

/s/Steven D. Cordes	Senior Vice President	Date: March 31, 2010
Steven D. Cordes

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2010
Stephen B. Waters	Accounting

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