Form 10-Q
period 2010-09-30
REAL ESTATE ASSOCIATES LTD V
filed 2010-11-15
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

 (in thousands)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 156	$ 44
Investments in and advances to Local Limited Partnerships
(Note 2)	--	--
Receivables – limited partners	--	2

Total assets	$ 156	$ 46

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 16	$ 21

Contingencies (Note 5)

Partners' (deficiency) capital
General partners	(142)	(147)
Limited partners	282	172
	140	25
Total liabilities and partners' (deficiency) capital	$ 156	$ 46

Note: The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	16	10	64	27
Management fees – Corporate General
Partner (Note 3)	2	2	4	4
Administrative	6	2	22	6
Total operating expenses	24	14	90	37

Loss from partnership operations	(24)	(14)	(90)	(37)
Distributions in excess of investment
in Local Limited Partnerships
(Note 2)	30	--	540	16

Net income (loss)	$ 6	$ (14)	$ 450	$ (21)

Net income (loss) allocated to
general partners (1%)	$ --	$ --	$ 5	$ --
Net income (loss) allocated to
limited partners (99%)	6	(14)	445	(21)

	$ 6	$ (14)	$ 450	$ (21)
Net income (loss) per limited
partnership interest (Note 1)	$ .77	$(1.80)	$57.31	$(2.70)

Distribution per limited partnership
interest (Note 1)	$43.14	$ --	$43.14	$ --

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,765

Partners' (deficiency) capital
at December 31, 2009	$ (147)	$ 172	$ 25

Distribution to partners	--	(335)	(335)

Net income for the nine months
ended September 30, 2010	5	445	450

Partners' (deficiency) capital
at September 30, 2010	$ (142)	$ 282	$ 140

(A)    Consists of 7,765 partnership interests at September 30, 2010 and December 31, 2009.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 450	$ (21)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Distributions received in excess of investment from sale
of Local Limited Partnership property	(530)	--
Changes in accounts:
Receivables – limited partners	2	--
Accounts payable and accrued expenses	(5)	(2)
Net cash used in operating activities	(83)	(23)

Cash flows provided by investing activities:
Distributions received from sale of Local Limited
Partnership property	530	--

Cash flows used in financing activities:
Distribution to limited partners	(335)	--

Net increase (decrease) in cash and cash equivalents	112	(23)

Cash and cash equivalents, beginning of period	44	75

Cash and cash equivalents, end of period	$ 156	$ 52

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of September 30, 2010, and the results of operations and changes in cash flows for the nine months ended September 30, 2010 and 2009, respectively.

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

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partner interest was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,765 and 7,775 for the three and nine months ended September 30, 2010 and 2009, respectively.

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Limited Partnerships to determine which Local Limited Partnerships would be deemed variable interest entities.  As a result of this reassessment the Partnership determined that it holds a variable interest in one VIE at September 30, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at September 30, 2010 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at September 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of September 30, 2010 and December 31, 2009, the Partnership holds limited partnership interests in one and two Local Limited Partnerships, respectively. During the nine months ended September 30 2010, one Local Limited Partnership, Richland Three Rivers Retirement Apartments (“Three Rivers”), sold its investment property which consisted of 40 apartment units. At September 30, 2010, the remaining Local Limited Partnership owns one residential project consisting of 48 apartment units.  The mortgage loans of this project are payable to or insured by a governmental agency.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from Three Rivers were restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). This restriction limited the distribution to 6% of the initial invested capital. The excess surplus cash was deposited into a residual receipts reserve and was retained by HUD upon sale of the property during June 2010. For the remaining Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the nine months ended September 30, 2010and 2009, the Partnership received approximately$10,000 and $16,000, respectively, in operating distributions from the Local Limited Partnerships, which was recognized as income in the statements of operations, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

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

As of September 30, 2010 and December 31, 2009, the investment balance in the remaining Local Limited Partnership had been reduced to zero.

The following are unaudited condensed estimated statements of operations for the three and nine months ended September 30, 2010 and 2009 of the remaining Local Limited Partnership in which the Partnership has invested (in thousands). The 2010 and 2009 amounts exclude Three Rivers due to the sale of its investment property in June 2010.

UNAUDITED CONDENSED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$ 110	$ 103	$ 302	$ 294
Expenses:
Depreciation and amortization	15	14	44	44
Financial expenses	22	23	64	69
Operating expenses	62	64	190	191
Total expenses	99	101	298	304
Net income (loss)	$ 11	$ 2	$ 4	$ (10)

On June 25, 2010, the Local Operating General Partner of Three Rivers, sold its investment property to a third party for a total sales price of $1,800,000. The Partnership received distributions from the sale of approximately $530,000, approximately $30,000 of which was received during the three months ended September 30, 2010. The Partnership had no remaining investment balance in the Partnership at September 30, 2010 and December 31, 2009.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $4,000 for each of the nine months ended September 30, 2010 and 2009.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At September 30, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

NOTE 5 – CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Quarterly Report contains or may contain information that is forward-looking within the meaning of the federal securities laws, including, without limitation, statements regarding the Partnership’s future financial performance and the effect of government regulations. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors some of which are beyond the Partnership’s control including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest; national and local economic conditions; the general level of interest rates; the terms of governmental regulations that affect the Partnership and its investment in a local limited partnership and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the local limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership’s primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow from operations sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the nine months ended September 30, 2010, the Partnership distributed approximately $335,000 or $43.14 per limited partnership unit to its limited partners from the sale distribution received during June 2010, as discussed below. There were no distributions made by the Partnership to its limited partners during the nine months ended September 30, 2009.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the nine months ended September 30, 2010 and 2009, the Partnership received operating distributions of approximately $10,000 and $16,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

On June 25, 2010, the Local Operating General Partner of one of the Local Limited Partnerships, Richland Three Rivers Retirement Apartments (“Three Rivers”), sold its investment property to a third party for a total sales price of $1,800,000. The Partnership received distributions from the sale of approximately $530,000, approximately $30,000 of which was received during the three months ended September 30, 2010. The Partnership had no remaining investment balance in the Partnership at September 30, 2010 and December 31, 2009.

As of September 30, 2010 and December 31, 2009, the Partnership had cash and cash equivalents of approximately $156,000 and $44,000, respectively. The increase in cash and cash equivalents of approximately $112,000 is due to approximately $530,000 of cash provided by investing activities, partially offset by approximately $335,000 and $83,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of distributions received from a Local Limited Partnership’s sale of its investment property. Cash used in financing activities consisted of a distribution to the limited partners.

Results of Operations

At September 30, 2010, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that was substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnership.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Operating distributions from the Local Limited Partnerships in which the Partnership’s investment in the Local Limited Partnership has been reduced to zero were approximately $10,000 and $16,000 for the nine months ended September 30, 2010 and 2009, respectively. These amounts were recognized as income on the statements of operations, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $64,000 and $27,000 for the nine months ended September 30, 2010 and 2009, respectively, and approximately $16,000 and $10,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase in legal and accounting fees for both the three and nine months ended September 30, 2010 is due primarily to legal costs incurred during the three and nine months ended September 30, 2010 related to the solicitation of the consent of the limited partners for the sale of Three Rivers.

Administrative expenses were approximately $22,000 and $6,000 for the nine months ended September 30, 2010 and 2009, respectively, and approximately $6,000 and $2,000 for the three months ended September 30, 2010 and 2009, respectively.  The increase in administrative expense for both the three and nine months ended September 30, 2010 is primarily due to the administrative costs incurred during the three and nine months ended September 30, 2010 related to the solicitation of the consent of the limited partners for the sale of Three Rivers.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $2,000 and $4,000 for each of the three and nine months ended September 30, 2010 and 2009, respectively.

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

Other

AIMCO and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of September 30, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

In connection with the adoption of ASU 2009-17 the Partnership performed a reassessment of the Local Limited Partnerships to determine which Local Limited Partnerships would be deemed variable interest entities.  As a result of this reassessment the Partnership determined that it holds a variable interest in one VIE at September 30, 2010, for which the Partnership is not the primary beneficiary.  The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at September 30, 2010 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivables from this VIE, which was zero at September 30, 2010 and December 31, 2009.  The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnerships using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnerships based upon its respective ownership percentage of 99%. Distributions of surplus cash from operations from Three Rivers were restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). This restriction limited the distribution to 6% of the initial invested capital. The excess surplus cash was deposited into a residual receipts reserve and was retained by HUD upon sale of the property during June 2010. For the remaining Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: November 15, 2010	By: /s/Steven D. Cordes
Steven D. Cordes
Senior Vice President

Date: November 15, 2010	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

REAL ESTATE ASSOCIATES LIMITED PARTNERSHIP V
EXHIBIT INDEX

Exhibit     Description of Exhibit

   3         Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

  4         First Amendment to Restated Certificate and Agreement of Limited Partnership dated June 15, 2010 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010).

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