Form 10-K
period 2010-12-31
REAL ESTATE ASSOCIATES LTD V
filed 2011-03-31
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

DOCUMENTS INCORPORATED BY REFERENCE

None

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report contains or may contain information that is forward-looking within the meaning of the federal securities laws. Actual results may differ materially from those described in these forward-looking statements and, in addition, will be affected by a variety of risks and factors, some of which are beyond the Partnership’s control, including, without limitation: financing risks, including the availability and cost of financing and the risk that the Partnership’s cash flows from operations may be insufficient to meet required payments of principal and interest;  national and local economic conditions, including the pace of job growth and the level of unemployment; the terms of governmental regulations that affect the Partnership and its investment in local limited partnerships and interpretations of those regulations; the competitive environment in which the Partnership operates; real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for residents in such markets;  litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by the local limited partnerships in which the Partnership has invested. Readers should carefully review the Partnership’s financial statements and the notes thereto, as well as the other documents the Partnership files from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.     BUSINESS

Real Estate Associates Limited V ("REAL V" or the "Partnership") is a limited partnership which was formed under the laws of the State of California on May 7, 1982. On July 7, 1982, REAL V offered 1,950 units consisting of 3,900 Limited Partnership Interests and Warrants to purchase 3,900 additional Limited Partnership Interests through a public offering, managed by E.F. Hutton Inc. REAL V received $9,750,000 in subscriptions for units of limited partnership interests (at $5,000 per unit) during the period July 7, 1982 to October 4, 1982, pursuant to a registration statement on Form S-11. As of March 31, 1983, REAL V received an additional $9,765,000 in subscriptions pursuant to the exercise of warrants and the sale of additional Limited Partnership Interests.

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

REAL V holds a limited partnership interest in one local limited partnership (the “Local Limited Partnership”) as of December 31, 2010, after selling its interests in 16 Local Limited Partnerships in December 1998, one Local Limited Partnership in April 2004 and one Local Limited Partnership selling its investment property in June 2010. The remaining Local Limited Partnership owns a low income housing project which is subsidized and has a mortgage note payable to or insured by an agency of the federal government.

The partnership in which REAL V has invested was, at least initially, organized by private developers who acquired the site, or options thereon, and applied for applicable mortgage insurance and subsidies. REAL V became the principal limited partner in this Local Limited Partnership pursuant to arm's-length negotiations with these developers, or others, who act as the general partner. As a limited partner, REAL V's liability for obligations of the Local Limited Partnership is limited to its investment.  The local general partner of the Local Limited Partnership retains responsibility for developing, constructing, maintaining, operating and managing the project.  Under certain circumstances of default, REAL V has the right to replace the local general partner of the Local Limited Partnership, but otherwise does not have control of sale or refinancing, etc.

Although the partnership in which REAL V has invested owns a project which must compete in the market place for tenants, interest subsidies and rent supplements from governmental agencies make it possible to offer these dwelling units to eligible "low income" tenants at a cost significantly below the market rate for comparable conventionally financed dwelling units in the area.

The Partnership has no employees. Services are performed for the Partnership by the Corporate General Partner and agents retained by the Corporate General Partner.

A further description of the Partnership's business is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

ITEM 2.   PROPERTIES

During 2010, the project in which REAL V had invested was substantially rented.  The following is a schedule of the status as of December 31, 2010 of the project owned by the Local Limited Partnership in which REAL V is a limited partner.

SCHEDULE OF PROJECT OWNED BY LOCAL LIMITED PARTNERSHIP

IN WHICH REAL V HAS AN INVESTMENT

DECEMBER 31, 2010

			Units
			Authorized
		Financed,	For Rental	Percentage of Total
		Insured	Assistance	Units Occupied
Property	No. of	And Subsidized	Under	December 31,
Name and Location	Units
Under
			Section 8(B)	2010	2009

Grandview Place Apartments
Missoula, MT	48	(A)	48	91%	89%

(A)   The mortgage is insured by the Federal Housing Administration ("FHA") under the provisions of Section 221(d) (4) of the National Housing Act.

(B)   Section 8 of Title II of the Housing and Community Development Act of 1974.

The following table details the Partnership’s ownership percentage of the Local Limited Partnership and the cost of acquisition of such ownership.  The interest is a limited partner interest.  Also included is the total mortgage encumbrance on the property for the Local Limited Partnership as of December 31, 2010.

	Real V	Original Cost
	Percentage	of Ownership	Mortgage
Partnership	Interest	Interest	Notes
		(in thousands)	(in thousands)

Grandview Place Limited Partnership	99%	$ 333	$1,436
Missoula, MT (1)

(1)   Subsequent to December 31, 2010, the Partnership entered into an Assignment and Assumption Agreement with a third party to assign its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000. The closing of this assignment is expected to occur by June 30, 2011.

Although the Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates.  In general, this insulates the project from market competition.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Limited Partnership Interests are not traded on a public exchange but were sold through a public offering managed by E.F. Hutton Inc.  It is not anticipated that any public market will develop for the purchase and sale of any partnership interest, therefore an investor may be unable to sell or otherwise dispose of his or her interest in the partnership. Limited Partnership Interests may be transferred only if certain requirements are satisfied. At December 31, 2010, the Partnership had 3,882.5 Limited Partnership Units (“Unit”) or 7,765 interests outstanding held by 1,155 limited partners of record. The Partnership has invested in certain government assisted projects under programs, which in many instances restrict the cash return available to project owners. The Partnership was not designed to provide cash distributions to investors in circumstances other than refinancing or disposition of its investments in limited partnerships. During the year ended December 31, 2010, the Partnership distributed approximately $335,000 or $43.14 per limited partnership interest to its limited partners from the sale distribution received during June 2010, as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

AIMCO and its affiliates owned 876.60 Units (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The Corporate General Partner monitors developments in the area of legal and regulatory compliance.

Liquidity and Capital Resources

The Partnership's primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested. It is not expected that the remaining Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership's limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. During the year ended December 31, 2010, the Partnership distributed approximately $335,000 or $43.14 per limited partnership interest to its limited partners from the sale distribution received during June 2010, as discussed below. There were no distributions made by the Partnership to its limited partners during the year ended December 31, 2009.

The property in which the Partnership has invested, through its investment in the Local Limited Partnership, receives one or more forms of assistance from the Federal Government. As a result, the Local Limited Partnership’s ability to transfer funds to the Partnership in the form of distributions, loans or advances is generally restricted by the government assistance programs. These restrictions, however, are not expected to impact the Partnership’s ability to meet its cash obligations.

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the years ended December 31, 2010 and 2009, the Partnership received operating distributions of approximately $10,000 and $16,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

On June 25, 2010, the Local Operating General Partner of one Local Limited Partnership, Richland Three Rivers Retirement Apartments (“Three Rivers”), sold its investment property to a third party for a total sales price of $1,800,000. The Partnership received distributions from the sale of approximately $531,000 during the year ended December 31, 2010. The Partnership had no remaining investment balance in the Local Limited Partnership at December 31, 2010 and 2009.

As of December 31, 2010 and 2009, the Partnership had cash and cash equivalents of approximately $146,000 and $44,000, respectively. The increase in cash and cash equivalents of approximately $102,000 is due to approximately $531,000 of cash provided by investing activities, partially offset by approximately $335,000 and $94,000 of cash used in financing and operating activities, respectively. Cash provided by investing activities consisted of distributions received from a Local Limited Partnership’s sale of its investment property. Cash used in financing activities consisted of a distribution to the limited partners.

Results of Operations

At December 31, 2010, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that was substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnership.  The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

Operating distributions from the Local Limited Partnerships in which the Partnership's investment in the Local Limited Partnership has been reduced to zero were approximately $10,000 and $16,000 for the years ended December 31, 2010 and 2009, respectively. These amounts were recognized as income on the statements of operations included in “Item 8. Financial Statements and Supplementary Data”, in accordance with the equity method of accounting.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses. Legal and accounting fees were approximately $75,000 and $36,000 for the years ended December 31, 2010 and 2009, respectively. The increase in legal and accounting fees is primarily due to legal costs incurred during the year ended December 31, 2010 related to the solicitation of the consent of the limited partners for the sale of Three Rivers.

Administrative expenses were approximately $24,000 and $9,000 for the years ended December 31, 2010 and 2009, respectively.  The increase in administrative expense is primarily due to the administrative costs incurred during the year ended December 31, 2010 related to the solicitation of the consent of the limited partners for the sale of Three Rivers.

A recurring partnership expense is the annual management fee.  The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $5,000 for each of the years ended December 31, 2010 and 2009.

Total revenues for the Local Limited Partnership were approximately $391,000 and $385,000 for the years ended December 31, 2010 and 2009, respectively.

Total expenses for the Local Limited Partnership were approximately $411,000 and $399,000 for the years ended December 31, 2010 and 2009, respectively.

Net loss for the Local Limited Partnership was approximately $20,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively. The net losses allocated to the Partnership were approximately $20,000 and $14,000 for the years ended December 31, 2010 and 2009, respectively. However, none of the losses were recognized by the Partnership as the investment balance had already been reduced to zero for the Local Limited Partnership.

The Partnership, as a limited partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the management and ownership of improved real estate.  The Partnership investment is also subject to adverse general economic conditions and, accordingly, the status of the national legislation which could increase vacancy levels, rental payment defaults and operating expenses, which in turn could substantially increase the risk of operating losses for the project.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 8. Financial Statements and Supplementary Data”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership.  Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investments in and receivables from the Local Limited Partnership. See “Note 2 – Investments in and Advances to Local Limited Partnerships” of the financial statements in “Item 8. Financial Statements and Supplementary Data” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

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

At December 31, 2009 the Partnership held a variable interest in one VIE for which the Partnership was not the primary beneficiary. In connection with the adoption of Accounting Standards Update (“ASU”) 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities”, the Partnership performed a reassessment of the Local Limited Partnerships to determine which Local Limited Partnerships would be deemed variable interest entities. As a result of this reassessment in the first quarter of 2010, the Partnership determined that it held variable interests in two VIE’s for which the Partnership is not the primary beneficiary. At December 31, 2010, the Partnership determined that it holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner in each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2010 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. The one VIE at December 31, 2009 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 40 units. This property was sold during 2010, as discussed above.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnerships or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnerships that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from Three Rivers were restricted by the Local Limited Partnership’s Regulatory Agreement with the United States Department of Housing and Urban Development (“HUD”). This restriction limited the distribution to 6% of the initial invested capital. The excess surplus cash was deposited into a residual receipts reserve and was retained by HUD upon sale of the property during June 2010. For the remaining Local Limited Partnership distributions of surplus cash are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnerships’ partnership agreements. These agreements usually limit the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets - December 31, 2010 and 2009

Statements of Operations – Years ended December 31, 2010 and 2009

Statements of Changes in Partners’ (Deficiency) Capital – Years ended December 31, 2010 and 2009

Statements of Cash Flows – Years ended December 31, 2010 and 2009

Notes to Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Real Estate Associates Limited V

We have audited the accompanying balance sheets of Real Estate Associates Limited V as of December 31, 2010 and 2009, and the related statements of operations, changes in partners' (deficiency) capital and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Associates Limited V at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Greenville, South Carolina

March 31, 2011

                          REAL ESTATE ASSOCIATES LIMITED V

                                   BALANCE SHEETS

                                   (in thousands)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$ 146	$ 44
Investments in and advances to
Local Limited Partnerships (Note 2)	--	--
Receivables – limited partners	--	2

Total assets	$ 146	$ 46

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 19	$ 21

Contingencies (Note 6)

Partners' (deficiency) capital
General partners	(143)	(147)
Limited partners	270	172
	127	25
Total liabilities and partners' (deficiency) capital	$ 146	$ 46

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                              STATEMENTS OF OPERATIONS

                      (in thousands, except per interest data)

	Years Ended December 31,
	2010	2009

Revenues	$ --	$ --

Operating expenses:
Legal and accounting	75	36
Management fees – Corporate General Partner (Note 3)	5	5
Administrative	24	9
Total operating expenses	104	50

Loss from partnership operations	(104)	(50)
Distributions in excess of investment in Local Limited
Partnerships (Note 2)	541	16

Net income (loss)	$ 437	$ (34)

Net income (loss) allocated to general partners (1%)	$ 4	$ --
Net income (loss) allocated to limited partners (99%)	433	(34)

	$ 437	$ (34)

Net income (loss) per limited partnership interest
(Note 1)	$ 55.76	$ (4.37)

Distribution per limited partnership interest (Note 1)	$ 43.14	$ --

See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

               STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL

                        (in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (Note 1) (A)		7,765

Partners’ (deficiency) capital at
December 31, 2008	$ (147)	$ 206	$ 59

Net loss for the year ended
December 31, 2009	--	(34)	(34)

Partners’ (deficiency) capital at
December 31, 2009	(147)	172	25

Distribution to limited partners	--	(335)	(335)

Net income for the year ended
December 31, 2010	4	433	437

Partners’ (deficiency) capital at
December 31, 2010	$ (143)	$ 270	$ 127

(A)   Consists of 7,765 limited partnership interests at both December 31, 2010 and 2009.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

 (in thousands)

	Years Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$ 437	$ (34)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Distributions received in excess of investment from sale
of Local Limited Partnership property	(531)	--
Change in accounts:
Receivables – limited partners	2	--
Accounts payable and accrued expenses	(2)	3
Net cash used in operating activities	(94)	(31)

Cash flows provided by investing activities:
Distributions received from sale of Local Limited
Partnership property	531	--

Cash flows used in financing activities:
Distribution to limited partners	(335)	--

Net increase (decrease) in cash and cash equivalents	102	(31)

Cash and cash equivalents, beginning of period	44	75

Cash and cash equivalents, end of period	$ 146	$ 44

      See Accompanying Notes to Financial Statements

                          REAL ESTATE ASSOCIATES LIMITED V

                            NOTES TO FINANCIAL STATEMENTS

                                  DECEMBER 31, 2010

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

Upon total or partial liquidation of the Partnership or the disposition or partial disposition of a project or project interest and distribution of the proceeds, the general partners will be entitled to a liquidation fee as stipulated in the Partnership Agreement.  The limited partners will have a priority return equal to their invested capital attributable to the project(s) or project interest(s) sold and shall receive from the sale of the project(s) or project interest(s) an amount sufficient to pay state and federal income taxes, if any, calculated at the maximum rate then in effect.  The general partners' liquidation fee may accrue but shall not be paid until the limited partners have received distributions equal to 100 percent of their capital contributions. No such fees were accrued or paid during the years ended December 31, 2010 and 2009.

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

Method of Accounting for Investments in and Advances to Local Limited Partnership

The investment in local limited partnership (the “Local Limited Partnership”) is accounted for under the equity method.

Abandoned Units

During the year ended December 31, 2009, the number of limited partnership interests decreased by 10 interests due to limited partners abandoning their interests. In abandoning his or her limited partnership interests, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There were no abandoned units during the year ended December 31, 2010.

Net Income (Loss) and Distribution Per Limited Partnership Interest

Net income (loss) per limited partner interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. Distribution per limited partner interest was computed by dividing the limited partners’ distribution by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,765 and 7,775 for the years ended December 31, 2010 and 2009, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. The entire cash balance at December 31, 2010 and 2009 is maintained by an affiliated management company on behalf of affiliated entities in a cash concentration account.

Impairment of Long-Lived Assets

The Partnership reviews its investments in long-lived assets to determine if there have been any impairments whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the expected future cash flows is less than the carrying amount of the assets, the Partnership recognizes an impairment loss.  No impairment losses were recognized during the years ended December 31, 2010 and 2009.

Segment Reporting

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 280-10, “Segment Reporting”, established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC Topic 280-10 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in ASC Topic 280-10, the Partnership has only one reportable segment.

Fair Value of Financial Instruments

ASC Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At December 31, 2010, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

Recent Accounting Pronouncement

In December 2009, the Financial Accounting Standards Board issued Accounting Standards Update 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, or ASU 2009-17, which is effective for fiscal years beginning after November 15, 2009. ASU 2009-17, which modifies the guidance in ASC Topic 810, “Consolidation”, introduces a more qualitative approach to evaluating VIEs for consolidation and requires a company to perform an analysis to determine whether its variable interests give it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, ASU 2009-17 requires a company to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed, requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements. The Partnership adopted ASU 2009-17 effective January 1, 2010. The adoption of ASU 2009-17 did not have a significant effect on the Partnership’s financial statements.

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

At December 31, 2009 the Partnership held a variable interest in one VIE for which the Partnership was not the primary beneficiary. In connection with the adoption of ASU 2009-17, the Partnership performed a reassessment of the Local Limited Partnerships to determine which Local Limited Partnerships would be deemed variable interest entities. As a result of this reassessment in the first quarter of 2010, the Partnership determined that it held variable interests in two VIE’s for which the Partnership is not the primary beneficiary. At December 31, 2010, the Partnership determined that it holds a variable interest in one VIE for which the Partnership is not the primary beneficiary.The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in each of the Local Limited Partnerships, that the general partner in each of the Local Limited Partnerships is the primary beneficiary of the respective Local Limited Partnership. In making this determination, the Partnership considered the following factors:

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

The one VIE at December 31, 2010 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at December 31, 2010 and 2009. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future. The one VIE at December 31, 2009 consisted of a Local Limited Partnership that was directly engaged in the ownership and management of one apartment property with a total of 40 units. This property was sold during 2010, as discussed below.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of December 31, 2010 and 2009, the Partnership holds limited partnership interests in one and two Local Limited Partnerships, respectively. During the year ended December 31 2010, one Local Limited Partnership, Richland Three Rivers Retirement Apartments (“Three Rivers”), sold its investment property which consisted of 40 apartment units. At December 31, 2010, the remaining Local Limited Partnership owns one residential project consisting of 48 apartment units.  The mortgage loans of this project are payable to or insured by a governmental agency.

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

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnerships and is not otherwise committed to provide additional support to them. Therefore, it does not recognize losses once its investment in each of the Local Limited Partnerships reaches zero.  Distributions from the Local Limited Partnerships are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the years ended December 31, 2010and 2009, the Partnership received approximately$10,000 and $16,000, respectively, in operating distributions from the Local Limited Partnerships, which was recognized as income in the statements of operations, as these distributions were received from Local Partnerships in which the Partnership’s investment balance had previously been reduced to zero.

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

As of December 31, 2010 and 2009, the investment balances in the remaining Local Limited Partnerships had been reduced to zero.

The difference between the investment balances in the accompanying balance sheets at December 31, 2010 and 2009 and the deficiency per the limited partnerships' financial statements is due primarily to cumulative unrecognized equity in losses of certain limited partnerships.

Although the Partnership’s recorded value of its investment and its equity in losses/income from the remaining Local Limited Partnership are not material to the overall financial position of the Partnership, the following are unaudited condensed combined balance sheets of the aforementioned Local Limited Partnership as of December 31, 2010 and 2009 and the unaudited condensed combined results of operations for each of the two years in the periods ended December 31, 2010 and 2009. The 2010 and 2009 amounts exclude Three Rivers due to the sale of its investment property in June 2010.

CONDENSED COMBINED BALANCE SHEETS

OF THE LOCAL LIMITED PARTNERSHIP

	Years Ended December 31,
	2010	2009
	(in thousands-unaudited)
Assets:
Land	$ 206	$ 206
Buildings and improvements, net of accumulated
depreciation of $1,512 and $1,454	633	691
Other assets	384	351
Total Assets	$ 1,223	$ 1,248

Liabilities and Partner's Deficit:
Liabilities:
Mortgages notes payable	$ 1,436	$ 1,456
Other liabilities	75	58
	1,511	1,514

Partner's Deficit	(288)	(266)
Total Liabilities and Partners' Deficit	$ 1,223	$ 1,248

CONDENSED COMBINED RESULTS OF OPERATIONS

OF THE LOCAL LIMITED PARTNERSHIP

	Years Ended December 31,
	2010	2009
	(in thousands-unaudited)
Revenues:
Rental income	$ 385	$ 379
Other income	6	6
Total Revenues	391	385
Expenses:
Operating expenses	268	255
Financial expenses	85	85
Depreciation and amortization	58	59
Total Expenses	411	399
Loss from continuing operations	$ (20)	$ (14)

On June 25, 2010, the Local Operating General Partner of Three Rivers sold its investment property to a third party for a total sales price of $1,800,000. The Partnership received distributions from the sale of approximately $531,000 during the year ended December 31, 2010. The Partnership had no remaining investment balance in the Local Limited Partnership at December 31, 2010 and 2009.

Subsequent to December 31, 2010, the Partnership entered into an Assignment and Assumption Agreement with a third party to assign its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000. The closing of this assignment is expected to occur by June 30, 2011.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2010 and 2009.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

NOTE 4 - INCOME TAXES

The Partnership is not taxed on its income. The partners are taxed in their individual capacities based upon their distributive share of the Partnership's taxable income or loss and are allowed the benefits to be derived from off-setting their distributive share of the tax losses against taxable income from other sources subject to passive loss limitations. The taxable income or loss differs from amounts included in the statements of operations because different methods are used in determining the losses of the Local Limited Partnership as discussed below.

A reconciliation follows:

	Years Ended December 31,
	2010	2009
	(in thousands)

Net income (loss) per financial statements	$ 437	$ (34)
Partnership's share of Local Limited
Partnership	646	(164)
Income (loss) per tax return	$ 1,083	$ (198)

Income (loss) per limited partnership interest	$276.17	$(50.34)

The following is a reconciliation between the Partnership’s reported amounts and the Federal tax basis of net assets (in thousands):

	2010	2009
Net assets as reported	$ 127	$ 25
(Deduct) add:
Investment in Local Limited Partnerships	(822)	(1,467)
Offering costs	2,290	2,290
Net assets – Federal tax basis	$ 1,595	$ 848

NOTE 5 - REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS IN WHICH REAL ESTATE ASSOCIATES LIMITED V HAS INVESTED

		Gross Amount At Which Carried
		At December 31, 2010
		(in thousands-unaudited)

			Buildings
			And
			Related
			Personal		Accumulated	Date of	Depreciable
Description	Encumbrances	Land	Property	Total	Depreciation	Construction	Life

Grandview	$1,436	$ 206	$ 2,145	$ 2,351	$ 1,512	1982-1983	5-30 yrs

Reconciliation of real estate(in thousands-unaudited)

	Years Ended December 31,
	2010	2009
	Total	Total
Balance at beginning of year	$ 2,351	$ 3,941
Improvements during the year	--	--
Assets held for sale	--	(1,590)
Balance at end of year	$ 2,351	$ 2,351

Reconciliation of accumulated depreciation(in thousands-unaudited)

	Years Ended December 31,
	2010	2009
	Total	Total
Balance at beginning of year	$ 1,454	$ 2,412
Depreciation expense for the year	58	59
Assets held for sale	--	(1,017)
Balance at end of year	$ 1,512	$ 1,454

NOTE 6 - CONTINGENCIES

The Corporate General Partner is involved in various lawsuits arising from transactions in the ordinary course of business. In the opinion of management and the Corporate General Partner, the claims will not result in any material liability to the Partnership.

ITEM 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

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

The Partnership’s management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Partnership’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on their assessment, the Partnership’s management concluded that, as of December 31, 2010, the Partnership’s internal control over financial reporting is effective.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Partnership to provide only management’s report in this annual report.

(b)   Changes in Internal Control Over Financial Reporting.

There has been no change in the Partnership’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Position

John Bezzant	48	Director and Executive Vice President
Ernest M. Freedman	40	Director, Executive Vice President and Chief Financial Officer
Lisa R. Cohn	42	Executive Vice President, General Counsel and Secretary
Paul Beldin	37	Senior Vice President and Chief Accounting Officer
John McGrath	39	Senior Vice President
Stephen B. Waters	49	Senior Director of Partnership Accounting

John Bezzant was appointed as a Director of the Corporate General Partner effective December 16, 2009.  Mr. Bezzant was appointed Executive Vice President of the Corporate General Partner and AIMCO in January 2011 and prior to that time was a Senior Vice President of the Corporate General Partner and AIMCO since joining AIMCO in June 2006.  Prior to joining AIMCO, Mr. Bezzant spent over 20 years with Prologis, Inc. and Catellus Development Corporation in a variety of executive positions, including those with responsibility for transactions, fund management, asset management, leasing and operations.  Mr. Bezzant brings particular expertise to the Board in the areas of real estate finance, property operations, sales and development.

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

John McGrath was appointed to serve as Senior Vice President of the Corporate General Partner and the equivalent of the chief executive officer of the Partnership effective January 18, 2011.  Mr. McGrath was appointed Senior Vice President of AIMCO in January 2010, with responsibility for AIMCO’s third party asset management and fund management business.  Mr. McGrath joined AIMCO in 2005 as a Vice President of Finance.

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

The board of directors of the Corporate General Partner does not have a separate audit committee. As such, the board of directors of the Corporate General Partner fulfills the functions of an audit committee. The board of directors has determined that John McGrath meets the requirement of an "audit committee financial expert".

The directors and officers of the Corporate General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

ITEM 11.    EXECUTIVE COMPENSATION

None of the directors and officers of the Corporate General Partner received any remuneration from the Partnership during the year ended December 31, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)   Security Ownership of Certain Beneficial Owners

The General Partners own all of the outstanding general partnership interests of REAL V.  Except as noted below, no person or entity was known by the Registrant to own of record or beneficially more than 5% of the Limited Partnership Interests of the Registrant as of December 31, 2010.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under the terms of the Restated Certificate and Agreement of Limited Partners, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year.  Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $5,000 for each of the years ended December 31, 2010 and 2009.

AIMCO and its affiliates owned 876.60 limited partnership units (the “Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding units as of December 31, 2010. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

Neither of the Corporate General Partner’s directors is independent under the independence standards established for New York Stock Exchange listed companies as both directors are employed by the parent of the Corporate General Partner.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Corporate General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2011. The aggregate fees billed for services rendered by Ernst & Young LLP for 2010 and 2009 are described below.

Audit Fees.  Fees for audit services totaled approximately $29,000 and $25,000 for 2010 and 2009, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-Q.

Tax Fees.  Fees for tax services totaled approximately $7,000 for both 2010 and 2009.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)   The following financial statements of the Partnership are included in Item 8:

Balance Sheets at December 31, 2010 and 2009.

Statements of Operations for the years ended December 31, 2010 and 2009.

Statements of Changes in Partners' (Deficiency) Capital for the years ended December 31, 2010 and 2009.

Statements of Cash Flows for the years ended December 31, 2010 and 2009.

Notes to Financial Statements.

Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

(b)            Exhibits:

See Exhibit Index.

The agreements included as exhibits to this Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. The Partnership acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Form 10-K not misleading. Additional information about the Partnership may be found elsewhere in this Form 10-K and the Partnership’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: March 31, 2011	By: /s/John McGrath
John McGrath
Senior Vice President

Date: March 31, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Bezzant	Director and Executive	Date: March 31, 2011
John Bezzant	Vice President

/s/Ernest M. Freedman	Director and Executive	Date: March 31, 2011
Ernest M. Freedman	Vice President

/s/John McGrath	Senior Vice President	Date: March 31, 2011
John McGrath

/s/Stephen B. Waters	Senior Director of Partnership	Date: March 31, 2011
Stephen B. Waters	Accounting

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

  10.2       Assignment and Assumption Agreement by and between Real Estate Associates Limited V, a California limited partnership (“Assignor”), Randal Corporation, a Nevada corporation (“Assignee”); Dennis D. Curran, an individual (the “Operating General Partner”), and GVP, Inc., a Montana corporation (the “General Partner”) effective February 16, 2011. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 18, 2011.

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