Form 10-Q
period 2011-03-31
REAL ESTATE ASSOCIATES LTD V
filed 2011-05-10
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

 (in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Note)
ASSETS
Cash and cash equivalents	$ 124	$ 146
Investments in and advances to Local Limited Partnerships
(Note 2)	--	--

Total assets	$ 124	$ 146

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 10	$ 19

Contingencies (Note 5)

Partners' (deficiency) capital
General partners	(143)	(143)
Limited partners	257	270
	114	127
Total liabilities and partners' (deficiency) capital	$ 124	$ 146

Note: The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(in thousands, except per interest data)

	Three Months Ended
	March 31,
	2011	2010

Revenues	$ --	$ --

Operating expenses:
Legal and accounting	10	9
Management fees – Corporate General Partner (Note 3)	1	1
Administrative	2	2
Total operating expenses	13	12

Net loss	$ (13)	$ (12)

Net loss allocated to general partners (1%)	$ --	$ --
Net loss allocated to limited partners (99%)	(13)	(12)
	$ (13)	$ (12)

Net loss per limited partnership interest (Note 1)	$(1.67)	$(1.55)

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(in thousands, except interest data)

	General	Limited
	Partners	Partners	Total

Partnership interests (A)		7,765

Partners' (deficiency) capital
at December 31, 2010	$ (143)	$ 270	$ 127

Net loss for the three months
ended March 31, 2011	--	(13)	(13)

Partners' (deficiency) capital
at March 31, 2011	$ (143)	$ 257	$ 114

(A)    Consists of 7,765 limited partnership interests at both March 31, 2011 and December 31, 2010.

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$ (13)	$ (12)
Adjustments to reconcile net loss to net cash used in
operating activities:
Change in accounts:
Accounts payable and accrued expenses	(9)	(9)
Accrued fees due to Corporate General Partner	--	1
Net cash used in operating activities	(22)	(20)

Net decrease in cash and cash equivalents	(22)	(20)

Cash and cash equivalents, beginning of period	146	44

Cash and cash equivalents, end of period	$ 124	$ 24

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Notes To Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The information contained in the following notes to the unaudited financial statements is condensed from that which would appear in the annual audited financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the annual report for the fiscal year ended December 31, 2010 prepared by Real Estate Associates Limited V (the "Partnership"). Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results for the entire year.

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of March 31, 2011, and the results of operations and changes in cash flows for the three months ended March 31, 2011 and 2010, respectively.

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

Net Loss Per Limited Partnership Interest

Net loss per limited partnership interest was computed by dividing the limited partners' share of net loss by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,765 for both the three months ended March 31, 2011 and 2010.

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

At March 31, 2011 and December 31, 2010, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at March 31, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of March 31, 2011and December 31, 2010, the Partnership holds a limited partnership interest in one Local Limited Partnership. The Local Limited Partnership owns one residential low-income rental project consisting of 48 apartment units.  The mortgage loans of this project are payable to or insured by a governmental agency.

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement usually limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to the Local Limited Partnership. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations.

For those investments where the Partnership has determined that the carrying value of its investment approximates the estimated fair value of the investment, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

As of March 31, 2011 and December 31, 2010, the investment balance in the Local Limited Partnership had been reduced to zero.

The following are unaudited condensed estimated statements of operations for the three months ended March 31, 2011 and 2010 of the Local Limited Partnership in which the Partnership has invested (in thousands). The 2010 amounts exclude Three Rivers due to the sale of its investment property in June 2010.

UNAUDITED CONDENSED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$ 97	$ 95
Other income	1	1
Total revenues	98	96
Expenses:
Depreciation and amortization	15	15
Financial expenses	21	21
Operating expenses	67	64
Total expenses	103	100
Loss from continuing operations	$ (5)	$ (4)

On June 25, 2010, the Local Operating General Partner of Three Rivers sold its investment property to a third party for a total sales price of $1,800,000. The Partnership received distributions from the sale of approximately $531,000 during the year ended December 31, 2010. The Partnership had no remaining investment balance in the Local Limited Partnership at March 31, 2011 and December 31, 2010.

On February 16, 2011 the Partnership entered into an Assignment and Assumption Agreement with a third party to assign its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000. The closing of this assignment is expected to occur by June 30, 2011.

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

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $1,000 for each of the three months ended March 31, 2011 and 2010.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At March 31, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the three months ended March 31, 2011 and 2010.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. There were no distributions received during the three months ended March 31, 2011 or 2010.

As of March 31, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $124,000 and $146,000, respectively. The decrease in cash and cash equivalents of approximately $22,000 is due to approximately $22,000 of cash used in operating activities.

Results of Operations

At March 31, 2011, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that was substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnership. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

There were no distributions received during the three months ended March 31, 2011 or 2010.

On February 16, 2011 the Partnership entered into an Assignment and Assumption Agreement with a third party to assign its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000. The closing of this assignment is expected to occur by June 30, 2011.

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

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $10,000 and $9,000 for the three months ended March 31, 2011 and 2010, respectively.

Administrative expenses were approximately $2,000 for each of the three months ended March 31, 2011 and 2010.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were approximately $1,000 for each of the three months ended March 31, 2011 and 2010.

The Partnership, as a limited partner in the Local Limited Partnership in which it has invested, is subject to the risks incident to the management and ownership of improved real estate. The Partnership investment is also subject to adverse general economic conditions, and, accordingly, the status of the national legislation which could increase vacancy levels, rental payment defaults, and operating expenses, which in turn could substantially increase the risk of operating losses for the project.

Off-Balance Sheet Arrangements

The Partnership owns a limited partnership interest in an unconsolidated Local Limited Partnership, in which the Partnership’s ownership percentage is 99%.  However, based on the provisions of the relevant partnership agreement, the Partnership, as a limited partner, does not have control or a contractual relationship with the Local Limited Partnership that would require or allow for consolidation under accounting principles generally accepted in the United States (see “Note 1 – Organization and Summary of Significant Accounting Policies” of the financial statements in “Item 1. Financial Statements”).  There are no lines of credit, side agreements or any other derivative financial instruments between the Local Limited Partnership and the Partnership. Accordingly the Partnership’s maximum risk of loss related to the unconsolidated Local Limited Partnership is limited to the recorded investment in and receivable from the Local Limited Partnership. See “Note 2 – Investments In and Advances to Local Limited Partnerships” of the financial statements in “Item 1. Financial Statements” for additional information about the Partnership’s investment in the unconsolidated Local Limited Partnership.

Other

AIMCO and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of March 31, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to AIMCO as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to AIMCO as its sole stockholder.

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

At March 31, 2011 and December 31, 2010, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at March 31, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at March 31, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

Method of Accounting for Investments in Local Limited Partnerships

The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions, of the Local Limited Partnership that would require or allow for consolidation. Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. The Partnership is allocated profits and losses of the Local Limited Partnership based upon its ownership percentage of 99%. Distributions of surplus cash from operations from the Local Limited Partnership are not restricted. The Partnership is allocated profits and losses and receives distributions from refinancings and sales in accordance with the Local Limited Partnership’s partnership agreement. This agreement usually limits the Partnership’s distributions to an amount substantially less than its ownership percentage in the Local Limited Partnership.

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to the Local Limited Partnership. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the statements of operations.

For those investments where the Partnership has determined that the carrying value of its investment approximates the estimated fair value of the investment, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: May 10, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: May 10, 2011	By: /s/Stephen B. Waters
Stephen B. Waters
Senior Director of Partnership Accounting,
equivalent of the chief financial officer of the Partnership

REAL ESTATE ASSOCIATES LIMITED PARTNERSHIP V
EXHIBIT INDEX

Exhibit     Description of Exhibit

  3         Articles of incorporation and bylaws: The registrant is not incorporated. The Partnership Agreement was filed with Form S-11 #266171 which is hereby incorporated by reference.

  4         First Amendment to Restated Certificate and Agreement of Limited Partnership dated June 15, 2010 (incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30 2010).

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