Form 10-Q
period 2011-06-30
REAL ESTATE ASSOCIATES LTD V
filed 2011-08-12
CIK 702644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

REAL ESTATE ASSOCIATES LIMITED V

Balance Sheets

(Unaudited)

(In thousands)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$ 121	$ 146
Investments in and advances to Local Limited Partnerships	--	--
Total assets	$ 121	$ 146

LIABILITIES AND PARTNERS' (DEFICIENCY) CAPITAL

Liabilities
Accounts payable and accrued expenses	$ 14	$ 19

Contingencies	--	--

Partners' (deficiency) capital
General partners	(143)	(143)
Limited partners	250	270
Total partners’ (deficiency) capital	107	127
Total liabilities and partners' (deficiency) capital	$ 121	$ 146

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Operations

(Unaudited)

(In thousands, except per interest data)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Revenues	$ --	$ --	$ --	$ --

Operating expenses:
Legal and accounting	12	51	22	60
Management fees – Corporate General Partner	--	1	1	2
Administrative	3	2	5	4
Total operating expenses	15	54	28	66

Loss from partnership operations	(15)	(54)	(28)	(66)
Distributions in excess of investment in Local Limited Partnerships	8	510	8	510
Net income (loss)	$ (7)	$ 456	$ (20)	$ 444

Net income (loss) allocated to general partners (1%)	$ --	$ 4	$ --	$ 4
Net income (loss) allocated to limited partners (99%)	$ (7)	$ 452	$ (20)	$ 440

Net income (loss) per limited partnership interest	$ (.90)	$58.21	$(2.58)	$56.66

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statement of Changes in Partners' (Deficiency) Capital

(Unaudited)

(In thousands)

	General Partners	Limited Partners	Total

Partners' (deficiency) capital at December 31, 2010	$ (143)	$ 270	$ 127

Net loss for the six months ended June 30, 2011	--	(20)	(20)

Partners' (deficiency) capital at June 30, 2011	$ (143)	$ 250	$ 107

See Accompanying Notes to Financial Statements

REAL ESTATE ASSOCIATES LIMITED V

Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Cash flows from operating activities:
Net income (loss)	$ (20)	$ 444
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Distribution received in excess of investment from sale of Local Limited Partnership property	(4)	(500)
Changes in accounts:
Accounts payable and accrued expenses	(5)	10
Accrued fees due to Corporate General Partner	--	2
Net cash used in operating activities	(29)	(44)

Cash flows provided by investing activities:
Distribution received from sale of Local Limited Partnership property	4	500

Net increase (decrease) in cash and cash equivalents	(25)	456

Cash and cash equivalents, beginning of period	146	44

Cash and cash equivalents, end of period	$ 121	$ 500

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

In the opinion of the Partnership’s management, the accompanying unaudited financial statements contain all adjustments (consisting primarily of normal recurring items) necessary to present fairly the financial position as of June 30, 2011, and the results of operations and changes in cash flows for the six months ended June 30, 2011 and 2010, respectively. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

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

At June 30, 2011 and December 31, 2010, the Partnership had outstanding 7,765 limited partnership interests.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States.

The Partnership’s management evaluated subsequent events through the time this Quarterly Report on Form 10-Q was filed.

Certain reclassifications have been made to the 2010 balances to conform to the 2011 presentation.

Method of Accounting for Investments in and Advances to Local Limited Partnership

The investment in local limited partnership (the “Local Limited Partnership”) is accounted for under the equity method.

Net Income (Loss) Per Limited Partnership Interest

Net income (loss) per limited partnership interest was computed by dividing the limited partners' share of net income (loss) by the number of limited partnership interests outstanding at the beginning of the year. The number of limited partnership interests used was 7,765 for both the three and six months ended June 30, 2011 and 2010.

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

At June 30, 2011 and December 31, 2010, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at June 30, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units. The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

NOTE 2 - INVESTMENTS IN AND ADVANCES TO LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011and December 31, 2010, the Partnership holds a limited partnership interest in one Local Limited Partnership. The Local Limited Partnership owns one residential low-income rental project consisting of 48 apartment units.  The mortgage loans of this project are payable to or insured by a governmental agency.

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

The individual investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges. The Partnership is not legally liable for the obligations of the Local Limited Partnership and is not otherwise committed to provide additional support to the Local Limited Partnership. Therefore, it does not recognize losses once its investment in the Local Limited Partnership reaches zero.  Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. When the investment balance has been reduced to zero, subsequent distributions received are recognized as income in the accompanying statements of operations. During the three and six months ended June 30, 2011 and 2010, the Partnership received operating distributions of approximately $4,000 and $10,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

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

As of June 30, 2011 and December 31, 2010, the investment balance in the Local Limited Partnership had been reduced to zero.

The following are unaudited condensed estimated statements of operations for the three and six months ended June 30, 2011 and 2010 of the Local Limited Partnership in which the Partnership has invested (in thousands). The 2010 amounts exclude Three Rivers due to the sale of its investment property in June 2010.

UNAUDITED CONDENSED ESTIMATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Revenues:
Rental income	$ 89	$ 96	$ 187	$ 192
Expenses:
Depreciation and amortization	14	15	29	29
Financial expenses	21	21	42	42
Operating expenses	71	64	138	128
Total expenses	106	100	209	199
Loss from continuing operations	$ (17)	$ (4)	$ (22)	$ (7)

On June 25, 2010, the Local Operating General Partner of Three Rivers sold its investment property to a third party for a total sales price of $1,800,000. During the three and six months ended June 30, 2011 and 2010, the Partnership received distributions from the sale of approximately $4,000 and $500,000, respectively. The Partnership had no remaining investment balance in the Partnership at June 30, 2011 and December 31, 2010.

Subsequent to June 30, 2011, the Partnershipassigned its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000.  The Partnership had no remaining investment balance in the Local Limited Partnership at June 30, 2011 and December 31, 2010. Grandview Place was the Partnership’s sole remaining investment. The Partnership anticipates liquidating by December 31, 2011.

NOTE 3 - TRANSACTIONS WITH AFFILIATED PARTIES

Under the terms of the Restated Certificate and Agreement of Limited Partnership, the Partnership is obligated to NAPICO for an annual management fee equal to 0.4 percent of the Partnership’s original remaining invested assets of the Local Limited Partnerships and is calculated at the beginning of each year. Invested assets are defined as the costs of acquiring project interests, including the proportionate amount of the mortgage loans related to the Partnership’s interests in the capital accounts of the respective partnerships.  The fee was approximately $1,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Accounting Standards Board Accounting Standards Codification Topic 825, “Financial Instruments”, requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. At June 30, 2011, the Partnership believes that the carrying amount of other assets and liabilities reported on the balance sheet that require such disclosure approximated their fair value due to the short-term maturity of these instruments.

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

Liquidity and Capital Resources

The Partnership’s primary source of funds consists of the receipt of distributions from Local Limited Partnerships in which the Partnership has invested.  It is not expected that the Local Limited Partnership in which the Partnership has invested will generate cash flow sufficient to provide for distributions to the Partnership’s limited partners in any material amount. An infrequent source of funds would be funds received by the Partnership as its share of any proceeds from the sale of a property owned by a Local Limited Partnership or the Partnership’s sale of its interest in a Local Limited Partnership. There were no distributions made by the Partnership to its limited partners during the six months ended June 30, 2011 and 2010.

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

Distributions received from Local Limited Partnerships are recognized as a return of capital until the investment balance has been reduced to zero. Subsequent distributions received are recognized as income. During the three and six months ended June 30, 2011 and 2010, the Partnership received operating distributions of approximately $4,000 and $10,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

On June 25, 2010, the Local Operating General Partner of Three Rivers sold its investment property to a third party for a total sales price of $1,800,000. During the three and six months ended June 30, 2011 and 2010, the Partnership received distributions from the sale of approximately $4,000 and $500,000, respectively. The Partnership had no remaining investment balance in the Partnership at June 30, 2011 and December 31, 2010.

As of June 30, 2011 and December 31, 2010, the Partnership had cash and cash equivalents of approximately $121,000 and $146,000, respectively. The decrease in cash and cash equivalents of approximately $25,000 is due to approximately $29,000 of cash used in operating activities, partially offset by approximately $4,000 of cash provided by investing activities.

Results of Operations

At June 30, 2011, the Partnership has an investment in one Local Limited Partnership, which owns a housing project that was substantially all rented. The Partnership, as a limited partner, is entitled to 99% of the profits and losses of the Local Limited Partnership. The Partnership, as a limited partner, does not have a contractual relationship with the Local Limited Partnership or exercise control over the activities and operations, including refinancing or selling decisions of the Local Limited Partnership that would require or allow for consolidation.  Accordingly, the Partnership accounts for its investment in the Local Limited Partnership using the equity method. Thus the investment is carried at cost plus the Partnership’s share of the Local Limited Partnership’s profits less the Partnership’s share of the Local Limited Partnership’s losses, distributions and impairment charges.  However, since the Partnership is not legally liable for the obligations of the Local Limited Partnership, or is not otherwise committed to provide additional support to them, it does not recognize losses once its investment in the Local Limited Partnership reaches zero. Distributions from the Local Limited Partnership are accounted for as a reduction of the investment balance until the investment balance is reduced to zero. Subsequent distributions received are recognized as income in the statements of operations. For those investments where the Partnership has determined that the carrying value of its investments approximates the estimated fair value of those investments, the Partnership’s policy is to recognize equity in income of the Local Limited Partnership only to the extent of distributions received and amortization of acquisition costs from the Local Limited Partnership. Therefore, the Partnership limits its recognition of equity earnings to the amount it expects to ultimately realize.

During the three and six months ended June 30, 2011 and 2010, the Partnership received operating distributions of approximately $4,000 and $10,000, respectively, from Local Limited Partnerships in which it does not have an investment balance.

On June 25, 2010, the Local Operating General Partner of Three Rivers sold its investment property to a third party for a total sales price of $1,800,000. During the three and six months ended June 30, 2011 and 2010, the Partnership received distributions from the sale of approximately $4,000 and $500,000, respectively. The Partnership had no remaining investment balance in the Partnership at June 30, 2011 and December 31, 2010.

Subsequent to June 30, 2011, the Partnership assigned its limited partnership interest in Grandview Place Limited Partnership to a third party for $25,000.  The Partnership had no remaining investment balance in the Local Limited Partnership at June 30, 2011 and December 31, 2010. Grandview Place was the Partnership’s sole remaining investment. The Partnership anticipates liquidating by December 31, 2011.

Operating expenses, other than management fees, consist of legal and accounting fees for services rendered to the Partnership and administrative expenses.  Legal and accounting fees were approximately $22,000 and $60,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $12,000 and $51,000 for the three months ended June 30, 2011 and 2010, respectively.  The decrease in legal and accounting fees for both the three and six months ended June 30, 2011 is due primarily to legal costs incurred during the three and six months ended June 30, 2010 related to the solicitation of the consent of the limited partners for the sale of Three Rivers.

Administrative expenses were approximately $5,000 and $4,000 for the six months ended June 30, 2011 and 2010, respectively, and approximately $3,000 and $2,000 for the three months ended June 30, 2011 and 2010, respectively.

A recurring partnership expense is the annual management fee. The fee is payable to the Corporate General Partner of the Partnership and is calculated at 0.4 percent of the Partnership's original remaining invested assets of the Local Limited Partnerships at the beginning of each year. The management fee is paid to the Corporate General Partner for its continuing management of partnership affairs. Management fees were less than $1,000 and approximately $1,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $1,000 and $2,000 for the six months ended June 30, 2011 and 2010, respectively.

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

Other

Aimco and its affiliates owned 876.60 Units ("the Units") (or 1,753.20 limited partnership interests) in the Partnership representing 22.58% of the outstanding Units as of June 30, 2011. A Unit consists of two limited partnership interests. A number of these Units were acquired pursuant to tender offers made by Aimco or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the Corporate General Partner. Although the Corporate General Partner owes fiduciary duties to the limited partners of the Partnership, the Corporate General Partner also owes fiduciary duties to Aimco as its sole stockholder.  As a result, the duties of the Corporate General Partner, as corporate general partner, to the Partnership and its limited partners may come into conflict with the duties of the Corporate General Partner to Aimco as its sole stockholder.

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

At June 30, 2011 and December 31, 2010, the Partnership holds a variable interest in one VIE for which the Partnership is not the primary beneficiary. The Partnership has concluded, based on its qualitative consideration of the partnership agreement, the partnership structure and the role of the general partner in the Local Limited Partnership, that the general partner of the Local Limited Partnership is the primary beneficiary of the Local Limited Partnership.  In making this determination, the Partnership considered the following factors:

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

The one VIE at June 30, 2011 consists of a Local Limited Partnership that is directly engaged in the ownership and management of one apartment property with a total of 48 units.  The Partnership is involved with this VIE as a non-controlling limited partner equity holder. The Partnership’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Partnership’s recorded investment in and receivable from this VIE, which was zero at June 30, 2011 and December 31, 2010. The Partnership may be subject to additional losses to the extent of any financial support that the Partnership voluntarily provides in the future.

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

REAL ESTATE ASSOCIATES LIMITED V

By: National Partnership Investments Corp.
Corporate General Partner

Date: August 12, 2011	By: /s/John McGrath
John McGrath
Senior Vice President, equivalent of the
chief executive officer of the Partnership

Date: August 12, 2011	By: /s/Stephen B. Waters
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

10.3      Second Amendment to Amended and Restated Agreement and Certificate of Limited Partnership of Grandview Place Limited Partnership, dated July 11, 2011, by and between Real Estate Associates Limited V, a California limited partnership, Randel Corporation, a Nevada corporation; Dennis D. Curran, an individual, and GVP, Inc. a Montana corporation. Incorporated by reference to the Registrant’s Current Report on Form 8-K dated July 11, 2011.

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